Form 10-K
WINTHROP RESIDENTIAL ASSOCIATES III
filed 1995-03-31
CIK 711418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                        Securities Exchange Act of 1934

For the year ended December 31, 1994                       Commission  File
                                                            Number  2-81033

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

       Maryland                                                 04-2782016
(State of Organization)                              (I.R.S. Employer I.D. No.)

One International Place, Boston, Massachusetts                  02110
   (Address of Principal Executive Offices)                   (Zip  Code)

Registrant's telephone number including area code:       (617) 330-8600

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          No voting stock is held by nonaffiliates of the Registrant.

   No market exists for the limited partnership interests of the Registrant, and therefore, no aggregate market value can be computed.

                      DOCUMENTS INCORPORATED BY REFERENCE



Part of the    Document
 Form 10-K     Incorporated by Reference


          I Pages 21-26 and 32-45 of the Prospectus of the Registrant dated March 11, 1983 (the "Prospectus")

               Pages1-10 of the Supplement to the Prospectus dated July 20, 1983

               Pages17-20 of the Property Report of the Partnership dated September 30, 1983

               Pages 7-27 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1983


          III  Pages 16-18 and 30-32 of the Prospectus

                                                      PART I

Item 1.     Business.

Development

      Winthrop Residential Associates III ("WRA III"), a limited partnership, was originally organized under the Uniform Limited Partnership Act of the State of Maryland on June 28, 1982, for the purpose of investing, as a limited partner, in other limited partnerships which would develop, manage, own, operate and otherwise deal with apartment complexes which would be assisted by federal, state and local government agencies ("Local Limited Partnerships") pursuant to programs which would not significantly restrict distributions to owners or the rates of return on investments in such complexes. On December 15, 1982, WRA III elected to comply with and be governed by the Maryland Revised Uniform Limited Partnership Act (the "Act") and filed its Agreement and Certificate of Limited Partnership (the "Partnership Agreement") with the Maryland State Department of Assessments and Taxation. In accordance with, and upon filing its certificate of Limited Partnership pursuant to, the Act, WRA III changed its name to Winthrop Residential Associates III, A Limited Partnership (the "Partnership").

     The General Partners of the Partnership are Two Winthrop Properties, Inc. ("Two Winthrop") and Linnaeus-Oxford Associates Limited Partnership ("Linnaeus-Oxford"). The Initial Limited Partner is WFC Realty Co., Inc. ("WFC"). Two Winthrop and WFC are Massachusetts corporations which are wholly owned subsidiaries of First Winthrop Corporation ("First Winthrop"), a Delaware corporation, which in turn is wholly-owned by Winthrop Financial Associates, A Limited Partnership ("WFA"), a Maryland public limited partnership. Linnaeus-Oxford is a Massachusetts limited partnership. The general partners are Arthur J. Halleran, Jr. and Jonathan W. Wexler. As managing general partner, Mr. Halleran has exclusive control over the management and operation of Linnaeus-Oxford. Messrs. Halleran and Wexler are Directors of First Winthrop and Two Winthrop and, prior to December 22, 1994, Mr. Halleran was the sole general partner of the general partner of WFA. Two Winthrop is the Partnership's Managing General Partner.

     On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprise the senior management of WFA, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which is A.I. Realty Company, LLC ("Realtyco"). The equity securities of Realtyco are currently held by certain employees of NACC. Such securities are subject to a call option agreement pursuant to which NACC may, at any time, elect to purchase such securities for $1.00.

      The Partnership was initially capitalized with contributions totalling $2,000 from its General Partners and $5,000 from WFC.

      In late 1982, the Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission with respect to a public offering of 25,000 Units of limited partnership interest ("Units") at a purchase price of $1,000 per Unit (an aggregate of $25,000,000). The Registration Statement was declared effective on March 8, 1983. The offering terminated in July 1983, at which time subscriptions for 25,000 Units, representing capital contributions from Investor Limited Partners of $25,000,000, had been accepted. Capital contributions net of selling commissions, sales and registration costs, were utilized to purchase investments in Local Limited Partnerships and temporary short-term investments.

Description of Business

      The only business of the Partnership is investing as a limited partner in other limited partnerships that own, operate and otherwise deal with apartment properties with financing insured by the U.S. Department of Housing and Urban Development ("HUD"). The Partnership's investment objectives and policies are described at pages 21-26 of its Prospectus dated March 11, 1983 (the "Prospectus") under the caption "Investment Objectives and Policies," which description is attached hereto as an exhibit and incorporated herein by this reference. The Prospectus was previously filed with the Commission pursuant to Rule 424(b).

Local Limited Partnerships

      The Partnership has completed its eleventh full year of operations. The Partnership initially acquired equity interests in the form of limited partnership interests in 12 Local Limited Partnerships owing and operating apartment properties. The Partnership sold its interests in four Local Limited Partnerships owning the following properties: Fairfax Towers (October 1988); Harborside Apartments Phase II (February 1989); and Hunter's Ridge Apartments Phase I and Hunter's Ridge Apartments Phase II (October 1991). The Partnership lost its ownership interest in a fifth property, Liberty Square Townhomes, when HUD foreclosed on the Local Limited Partnership owning that property in February 1992.

     The Partnership reduced its interest in two Local Limited Partnerships, those owning Maple Manor and The Groves, during 1988. The Partnership accepted a proposal of the local general partner of Fayetteville Apartments Limited
Partnership (which owns Maple Manor) and Savannah River Associates Limited Partnership (which owns The Groves) whereby the local general partner will contribute up to $250,000 in additional capital under specific circumstances to prevent the mortgages secured by those properties from being assigned to HUD. In exchange for this commitment, the ownership interest allocations as well as the allocation provisions for the distribution of cash from these Local Limited Partnerships were amended to increase the local general partner's share from 5% to 50%. The partnership agreements were amended to reflect this change as well as adding a provision enabling the local general partner to use any distributable cash flow generated by one of these two Local Limited Partnerships as a loan or capital contribution to the second Local Limited Partnership on behalf of the Partnership and the local general partner if the second Local Limited Partnership required additional funding. The effect of these changes on the Partnership is to reduce the amount of cash it receives from these two Local Limited Partnerships. However, by obtaining a source of funding for up to $250,000 of operating deficits, the threat of losing the Partnership's investment in these two Local Limited Partnerships through a foreclosure action is decreased.

      The  following  table  sets  forth  certain   information   regarding  the
properties  owned  by  the  seven  Local  Limited   Partnerships  in  which  the
Partnership has retained an interest and which continue to own apartment properties as of March 15, 1995:

                                              Mortgage

                                                                           Principal        Mortgage         Amortization
                                      No.  of            Equity           Amount  of         Interest        Period (Years
        Property                       Units           Payments          Mortgage(1)           Rate          Remaining)(2)

1)  Clear Creek Landing
    Apartments(3)(4)
    Houston, TX                          200        $    1,970,173      $    3,042,856          7.5%            36 Years
2)  Village Square
    Apartments(5)
    Manassas, VA                         285             1,072,923           7,907,170          7.5%            38 Years
3)  Dunhaven Apartments,
    Section 2, Phase 1
    Baltimore, MD                         72               576,000           2,426,800          7.5%            36 Years
4)  Dunhaven Apartments,
    Section 2, Phase 2
    Baltimore, MD(7)                      72               671,560           2,718,700          7.5%            40 Years
5)  The Groves
    Apartments
    North Augusta, SC                    132             1,150,576           2,278,600          7.5%            36 Years
6)  Autumn Chase
    Apartments(3)(6)
    Mobil, AL                            120               895,000           3,129,800          7.5%            40 Years
7)  Maple Manor
    Apartments
    Fayetteville, AR                     128             1,197,982           1,641,791          7.0%            31 Years
                                      ------             ---------           ---------

                                       1,009        $    7,534,214      $   23,145,717
                                       =====        =   ==========      =   ==========

--------------------
(1) Represents the mortgage amount or mortgage commitment as of the time the Partnership acquired its interest in the Local Limited Partnership.
(2) Represents the full term or the remaining term of the mortgage, as the case may be, at the time the Partnership acquired its interest in the Local Limited Partnership.
(3) This Local Limited Partnership's mortgage is held by HUD.
(4) This Local Limited Partnership is operating under a Provisional Workout Arrangement with HUD which expires July 1995.
(5)  This property is managed by Winthrop Management, an affiliate of WFA.
(6) This Local Limited Partnership is operating under a Provisional Workout Arrangement with HUD which expires April 2000.
(7) This Local Limited Partnership is currently in default on its mortgage obligation.

      Descriptions of the properties and the terms upon which the Partnership acquired them are set forth at pages 32-45 of the Prospectus under the caption "Initial Investment"; pages 1- 10 of the Supplement to the Prospectus dated July 20, 1983 (the "July 20, 1983 Supplement"), under the caption "Investments in Local Limited Partnerships"; pages 17-20 of the Property

Report of the Partnership dated September 30, 1983, and pages 7-27 of the Partnership's Annual Report on Form 10-K filed March 31, 1984 under the caption "Item 1. Business," all of which descriptions are attached hereto as an Exhibit and incorporated herein by this reference. The July 20, 1983 Supplement was filed with the Commission as Post Effective Amendment No. 2 to the Partnership's Registration Statement on Form S-11 (Registration No. 2-81033). See also Note 4 of Notes to Financial Statements included as a part of this Annual Report for additional information concerning the properties.

Defaults

      The Partnership holds limited partnership interests in Local Limited Partnerships which own apartment properties, all of which are financed with HUD-insured first mortgages. If a Local Limited Partnership defaults on a HUD-insured mortgage, the mortgagee can assign the defaulted mortgage to HUD and recover the principal owed on its first mortgage from HUD. HUD, in its discretion, may then either (i) negotiate a workout agreement with the Local Limited Partnership, or (ii) pursue its right to transfer the ownership of the property from the Local Limited Partnership to HUD through a foreclosure action. The objective of a workout agreement between an owner and HUD is to secure HUD's sanction of a plan which, over time, will cure any mortgage delinquencies. While a workout agreement is effective and its terms are being met, HUD agrees not to pursue any remedies available to it as a result of the default. If the owner does default under the terms of the workout agreement or if HUD concludes that a property in default lacks the ability to generate sufficient revenue to cure its default, it may pursue its right to assume ownership of the property through foreclosure.

      Two Local  Limited  Partnerships  (owning  Autumn Chase and Clear  Creek), which were previously in default, currently have Provisional Workout Arrangements in effect with HUD. The Partnership also holds an ownership interest in a Local Limited Partnership (owning Dunhaven Apartments, Section 2, Phase 2) which is currently in default on its mortgage obligation.

      The Local Limited Partnership owning Autumn Chase defaulted on its mortgage in November 1989 and the mortgage was assigned to HUD in 1990. In May 1991, the Local Limited Partnership negotiated a one-year workout agreement with HUD and has subsequently obtained additional workout agreements, the most recent agreement expiring in April 2000. The terms of the most recent agreement require that in addition to payments for a service charge and real estate taxes, 110.89% of the accruing interest on the outstanding loan be paid initially. The Local Limited Partnership met the terms of the agreement throughout 1994.

      The Local Limited Partnership owning Clear Creek defaulted on its mortgage in May 1988 and the mortgage was assigned to HUD in July 1988. The property is currently operating under a one-year workout agreement with HUD which will expire in July 1995. The terms of the agreement require that, in addition to payments for a service charge and real estate taxes, approximately 130% of the accruing interest on the outstanding loan be paid currently. The Local Limited Partnership met the terms of the agreement throughout 1994.

      The Local Limited Partnership Dunhaven Apartments, Section 2, Phase 2 defaulted on its mortgage obligation in June 1994. The mortgage is in the process of being assigned to HUD.


Reserves

      The Partnership originally set aside approximately $580,000 as operating reserves from the proceeds of the original offering. The Partnership has added funds to these reserves from its cash flow from the Local Limited Partnerships and from a portion of the sale proceeds of Fairfax Towers and its interest in Harborside Apartments Phase II, Hunter's Ridge Phase I and Hunters Ridge Phase
II. Such funds have been invested in short-term taxable money-market and government instruments. To date, $291,489 has been contributed from the operating reserve to assist the Local Limited Partnerships with operating deficits. All advances made to the Local Limited Partnerships have been recorded as capital contributions to the Local Limited Partnerships. However, the Local Limited Partnerships have recorded only a portion of the advances as capital contributions and the remaining amount as loans. In addition, in 1994, the Partnership utilized $753,609 of these reserves to fund a portion of the cash distribution to the Investor Limited Partners. As of December 31, 1994 there is approximately $2,046,000 remaining in the operating reserves.

Employees

      The Partnership does not have any employees. Services are performed for the Partnership by the Managing General Partner, and agents retained by it.

Item 2.     Properties.

      Other than the limited partnership interests set forth in Item 1 above, the Partnership does not own any property.

Item 3.     Legal Proceedings.   None.

Item 4.     Submission of Matters to a Vote of Security Holders.   None.

                                                      PART II

Item 5.  Market  for the  Registrant's  Common  Stock and  Related  Stockholders
     Matters.

      The Registrant is a partnership and thus has no common stock. There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

      As of December 31, 1994, there were 2,225 holders of the Units.

     The Partnership Agreement requires that if the Partnership has Cash Available for Distribution it be distributed quarterly to the Partners in specified proportions. The Partnership Agreement defines Cash Available for Distribution as Cash Flow less cash designated by the Managing General Partner to be held for restoration or creation of reserves. Cash Flow, in turn, is defined as cash derived from the Local Limited Partnerships (but excluding sale or refinancing proceeds) and all cash derived from Partnership operations, less cash used to pay operating expenses of the Partnership. For the years ended December 31, 1994, 1993 and 1992, cash distributions paid or accrued to the Limited Partners as a group were $1,000,000 each year.

Item 6.     Selected Financial Data.

                                                         For the Year Ended or as of December 31,
                                             1994               1993              1992               1991              1990
                                        -------------      -------------     -------------      -------------     ---------
Income from Local Limited
    Partnership Cash
    Distributions..................    $     263,298     $       246,843
Income from Short-term
    Investment.....................    $     107,868     $       102,927   $       192,875    $      343,091    $      408,874
Operating Expenses.................          (47,258)           (81,395)            (66,385)         (74,078)          (79,771)
Equity in gain from sale of real
    estate.........................                --                 --                --         1,986,616            82,563
Equity in loss of Local Limited
    Partnerships...................          (19,668)           (92,661)          (231,237)          (44,124)         (713,615)
                                             -------     --------------    ---------------           -------          --------
Net income (loss)..................    $     304,240     $      (175,714)  $      (104,747)   $   (2,211,505)   $     (301,949)
                                       -     -------     ---------------   ---------------    -   ----------    -     --------
Net income (loss) per weighted
    average Unit of Investor
    Limited Partnership Inter-
    est Outstanding................    $       11.25     $         6.50    $        (3.87)    $       (87.77)   $       (11.71)
                                       -       -----     -   ----------    -  -----------     -       ------    -       ------
Total Assets.......................    $   2,754,241     $    3,531,298    $    9,623,559     $    8,493,514    $    9,296,463
                                       -   ---------     - ------------    -   ----------     -    ---------    -    ---------
Investments in Local Limited
    Partnerships...................    $     404,805     $      428,253    $      524,695     $      818,648    $    2,934,530
                                       -     -------     -   ----------    -   ----------     -   ----------    -    ---------
Equity payments due to Local
    Limited Partnerships               $          --     $           --    $           --     $           --    $           --
                                       -          --     -  -----------    -  -----------     -   ----------    -  -----------
Total Cash  Distributions  per Unit of Investor  Limited  Partnership  Interest,
    including  amounts  distributed  or to be  distributed  after  year end with respect to 1990, 1991, 1992, 1993
    and 1994                           $          40     $           40    $           40     $     210.00(2)   $      20.00(1)
                                       -          --     -         ----    -         ----     -     ------      -      -----

---------------
(1) Includes $20.00 per Unit from a portion of the balance of the sale proceeds from Fairfax Towers.
(2) Includes $160 per unit from the sale proceeds from Hunter's Ridge Phases I and II and $24.12 from the balance of the sale proceeds of Fairfax Towers.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Reserves

     As of March 15, 1995, the Partnership retained an equity interest in seven Local Limited Partnerships. The Partnership follows the equity method of accounting for these interests and ecognizes its proportionate share of income and losses incurred by the Local Limited Partnerships. Generally, the Partnership's equity in losses in the Local Limited Partnerships decrease over time due to two factors; although in 1990 and 1992, the Partnership's equity in losses increased over the previous years'. Losses attributable to a Local
Limited Partnership are not recognized if those losses would cause the Partnership's investment account for that Local Limited Partnership to become negative since the Partnership has no obligation to fund them. In 1990, the equity in losses increased due to a revaluation of the value of Clear Creek, which accelerated the recognition of losses to the extent of its remaining investment account. In 1992, the equity in losses increased due to an increase in vacancy and operating expenses at The Groves. In 1993, the equity in losses decreased because The Groves' remaining investment account was not sufficient to recognize all 1993 losses from the Local Limited Partnership. In 1994, the equity in losses decreased since the only losses recognized by the Partnership were from Maple Manor. For fiscal 1994, $357,648 of the Partnership's share of losses from the Local Limited Partnerships were not recognized since the related investments had been fully written off. Cumulatively through 1994, a total of $4,479,983 of the Partnership's equity in losses from the Local Limited Partnerships has been deferred.

      The equity method of accounting is used solely for financial reporting purposes; all losses continue to be recognized for tax purposes. The tax losses of the Partnership will decrease over time because the advantages of accelerated depreciation taken by the Local Limited Partnerships are greatest in the earlier years. Also, the deductions for mortgage interest expense will steadily decrease as the mortgage principals are amortized.

      The Partnership requires cash to pay its general and administrative expenses or to make advances to any of the Local Limited Partnerships the
Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest. To date, all cash requirements have been satisfied by interest income earned on short-term investments and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of December 31, 1994, the Partnership held operating reserves of approximately $2,046,000 which is expected to be sufficient to fund any anticipated deficits. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide, at a minimum, interest income in an amount equal to the Partnership's annual general and administrative expenses. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future will not deplete the reserves, though it may restrict the Partnership from making distributions to the Investor Limited Partners.

      The Partnership has reserves which, in principal, could be used to make advances to the Local Limited Partnerships. However, the Partnership does not intend to make advances to fund any future operating deficits incurred by the Local Limited Partnerships, but retains its prerogative to exercise a business judgement to reverse this position if circumstances warrant a change in this policy. Moreover, the Partnership is not obligated to provide any additional funds to the Local Limited Partnerships to fund operating deficits. If a Local Limited Partnership sustains continuing operating deficits and had no other source of funding, it is likely that the Local Limited Partnership will eventually default on its mortgage obligation and risk a foreclosure on its property by the lender. If a foreclosure were to occur, the Local

Limited Partnership would lose its investment in the property and would incur a tax liability due to the recapture of tax benefits taken in prior years. The Partnership as an owner of the Local Limited Partnership, would share these consequences in proportion to its ownership interest in the Local Limited Partnership.

Results of Operations

      A number of the properties owned by the Local Limited Partnerships in which the Partnership has invested have operated at a deficit for many years due to their location in areas with weak economies or overbuilt rental markets. Economic and competitive forces also impede properties operating at break even or better to improve their financial operating results, that is, to generate increasing net cash flow in each subsequent year after operating expenses and financial obligations. As markets deteriorated during the mid-1980's, the Local Limited Partnerships experiencing financial difficulties sought alternative sources of funding to cover operating deficits. In some cases, these Local Limited Partnerships secured additional funding from their general partners. From 1985 through 1988, the Partnership did provide some funding to five Local Limited Partnerships to preserve its ownership interest in those properties. However, as it became apparent that the recovery of these markets would be prolonged and that the Partnership's resources were limited, funding was discontinued. Consequently, some Local Limited Partnerships incurring continuing deficits ceased making full debt service payments, putting the mortgages into default, and instead began negotiating with lenders for mortgage modifications to reduce debt service payments to a level property operations could support.

      Three Local Limited  Partnerships,  owning  Autumn Chase,  Clear Creek and
Dunhaven Apartments, Section 2, Phase 2 have defaulted on their mortgage obligations. Autumn Chase is currently operating under a Provisional Workout Arrangement which is effective from July 1, 1994 through April 30, 2000. The terms of the agreement require minimum monthly payments equal to 110.89% of accruing interest as well as payments for a service charge and real estate taxes. The two previous workout agreements which expired in April 1994 and April 1993 required minimum monthly debt service payments equal to 100% and 85%, respectively, of the accruing interest as well as a service charge and real estate tax payments. Autumn Chase has met the minimum debt service requirements in 1992, 1993 and 1994. Due to the financial condition of Autumn Chase, however, no cash distributions have been made to the Partnership in 1993 or 1994 and no cash distribution will be made to the Partnership in 1995.

      Clear Creek is currently operating under a Provisional Workout Arrangement which is effective from August 1, 1994 through July 31, 1995. The terms of the agreement require minimum monthly payments equal to approximately 130% of accruing interest as well as payments for a service charge and real estate taxes. The two previous workout agreements which expired in July 1994 and April 1995 required minimum monthly debt service payments equal to 110% and 100%, respectively, of the accruing interest as well as a service charge and real estate tax payments. Clear Creek has met the minimum debt service requirements in 1992, 1993 and 1994. Due to the financial condition of Clear Creek, however, no cash distributions have been made to the Partnership in 1993 or 1994 and no cash distribution will be made to the Partnership in 1995.

      The Local Limited Partnership owning Dunhaven Apartments, Section 2, Phase 2 defaulted on its mortgage obligation in June 1994. The mortgage is in the process of being assigned to HUD. Due to Dunhaven's financial situation, no cash distribution will be made to the Partnership in 1995 from 1994 operations. While Dunhaven Apartments, Section 2, Phase 2 was able to meet its debt service payments in 1993 and 1992 through funding by the local general partner and Dunhaven Apartments, Section 2, Phase 1, no cash was distributed to the Partnership from 1993 or 1992 operations.

      The four properties owned by the remaining Local Limited Partnerships met their financial obligations in 1994. Dunhaven Apartments, Section 2, Phase 1 incurred an operating deficit, Maple Manor operated at break even, and Village Square and The Groves generated varying amounts of operating cash flow. Dunhaven Apartments, Section 2, Phase 1 incurred a slight deficit in 1994 which was funded by cash reserves. Accordingly, no cash distribution was made to the Partnership in 1994. While Dunhaven Apartments, Section 2, Phase 1 was able to generate a small amount of cash flow in 1993 and 1992, no cash distributions were made to the Partnership.

      Village Square generated substantial operating cash flow in 1994 and it is anticipated that a cash distribution will be made to the Partnership in 1995 from the 1994 cash flow. The Partnership received cash distributions from Village Square of $263,298 in 1994 and $246,843 in 1993 from cash flow generated by Village Square in 1993 and 1992, respectively.

      Maple Manor operated at break even in 1994 and will not be making a cash distribution to the Partnership in 1995. In 1993 and 1992, Maple Manor generated positive cash flow, a portion of which was used to make a capital contribution to The Groves.

      The Groves generated positive cash flow in 1994, however, will not be making a cash distribution to the Partnership. In 1993 and 1992, The Groves operated at a deficit. The improved operations are due, in part, to a reduction in repair and maintenance expenditures. An aggressive repair and maintenance program began in 1992 which was aimed at increasing the property's competitiveness. This program was completed 1993, resulting in lower repair and maintenance expenditures for 1994.

      The Local Limited Partnerships' objectives are to improve operating results for all properties and to continue to operate under HUD-sanctioned workout agreements for those properties that are in default on their mortgage obligations until any delinquencies are cured. The Partnership believes that as long as the Local Limited Partnerships which own properties in default continue to negotiate with HUD to work out their financial difficulties, the threat of foreclosure is mitigated. Moreover, any workout agreement entered into between HUD and the Local Limited Partnerships will have no affect on the Partnership's ability to deduct mortgage interest expense unless HUD agrees to forgive such interest indebtedness. As of March 15, 1995, none of the Local Limited Partnerships had agreements with HUD which would forgive accrued interest.

      The results of operations for future years may differ from those in 1994 as a result of many factors. One will be the ability of the Local Limited
Partnerships which currently have provisional workout agreements with HUD to extend those agreements until all mortgage delinquencies have been cured. Another factor will be the ability of the Local Limited Partnership owning Dunhaven Apartments, Section 2 Phase 1 to operate at break even or better. Another factor will be the ability of each Local Limited Partnership to deal with the consequences of changing economic conditions that affect property operations. The Partnership's investment in Local Limited Partnerships owning rental real estate is subject to the risk involved with the management and ownership of rental real estate. Vacancy levels, rental payment defaults and operating expenses are all dependent on general and local economic conditions. Shifts in the economy could result in differing operating results for each individual Local Limited Partnership. In these markets, operating results in future years may depend on the properties' ability to maintain competitive rental rates while using its available resources to fund necessary repairs and replacements.

      The Partnership's plan is to work with the Local Limited Partnerships to maintain ownership of and seek workout agreements with HUD for those properties in default on their mortgage. Although the Partnership has no ability to force a sale of properties owned by the Local Limited Partnerships, the Partnership will also work with the Local Limited Partnerships to investigate sale opportunities for those properties generating positive cash flow and will continue to work with the Local Limited Partnerships to improve the financial performance of all the properties.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

      (a) and (b) Identification of directors and executive officers.

      The following table sets forth the names and ages of the directors and executive officers of the Managing General Partner and the position held by each of them.

                                         Position Held with the
Name                                   Managing General Partner                                                 Age


Arthur J. Halleran, Jr.           Director and President                                                        47

Jonathan W. Wexler                     Director, Vice President, Assistant Clerk                                44
                                         and Treasurer

Richard J. McCready                    Director, Vice President and Clerk                                       36



      Mr. Halleran has served in an executive capacity with the Managing General Partner since its organization in 1978, Mr. Wexler was elected an officer in 1983 and Mr. McCready in 1990. All of these individuals will continue to serve in such capacities until their successors are duly elected and qualified.

      (c)  Identification of certain significant employees.              None.

      (d)  Family relationships.   None.

      (e)  Business Experience.

      The Managing General Partner was incorporated in Massachusetts in October 1978. The background and experience of the executive officers and directors of The Managing General Partner, described above in Items 10(a) and (b), are as follows:

     Arthur J. Halleran, Jr. is the Chairman of WFA. He is also Director and President of the Managing General Partner and other subsidiaries of WFA. In such capacities he is responsible for all aspects of the business of WFA and its subsidiaries, with special emphasis on the evaluation, acquisition and structuring of real estate investments. Mr. Halleran joined the Winthrop organization in 1977. He is a graduate of Villanova University and holds an M.B.A. degree from the Harvard Business School.

      Jonathan W. Wexler is a Vice Chairman and Vice President of WFA and a Director, Vice President, Assistant Clerk and Treasurer of the Managing General Partner and other subsidiaries of WFA. His primary responsibility is the evaluation, acquisition and structuring of real estate investments. Mr. Wexler joined the Winthrop organization in 1977. He is a graduate of the Massachusetts Institute of Technology and holds a Master of Science degree from the Sloan School of Management of the Massachusetts Institute of Technology.

     Richard J. McCready is a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. He also has responsibility for all the legal affairs of WFA and its affiliates. Mr. McCready joined the Winthrop organization in 1990. He is a graduate of the University of New Hampshire and holds a J.D. degree from Boston College Law School.

      One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Indian River Citrus Investors Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Sixty-Six Associates Limited Partnership; Springhill Lake Investors

Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Winthrop
Financial Associates, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; Winthrop Miami Associates Limited Partnership; and Winthrop Apartment Investors Limited Partnership.

      (f)   Involvement in certain legal proceedings.   None.

Item 11.    Executive Compensation.

      The General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income, or loss and expense reimbursements from the Partnership. The amounts of these items and the times at which they are payable to the General Partners and their affiliates are described at pages 16-18 and 30-32 of the Prospectus under the captions "Management Compensation" and "Profits or Losses for Tax Purposes and Cash Distributions," which descriptions are incorporated herein by this reference.

     For the year ended December 31, 1994, the Partnership allocated $29,413 of tax loss to the Managing General Partner and $14,685 of loss to Linnaeus. See
Note 3 of Notes to Financial Statements for additional information about transactions between the Partnership and the General Partners or their affiliates. For the year ended December 31, 1994, Village Square paid $94,760 of property management fees to Winthrop Management, an affiliate of WFA.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

      (a)  Security ownership of certain beneficial owners.

      The General Partners own all the outstanding general partnership interests. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 15, 1995. Under the Partnership Agreement, the voting rights of the Limited Partners are limited.

      Under the Partnership Agreement, the right to manage the business of the Partnership is vested in the General Partners and is generally to be exercised only by the Managing General Partners, although approval of Linnaeus is required as to all investments in Local Limited Partnerships and in connection with any votes or consents arising out of the ownership of a Local Limited Partnership interest.

      (b)  Security ownership of management.

      As of March 15, 1995, one Partner of WFA owns five Units in the Partnership and WFC Realty Co., Inc. owns 100 Units, which together is less than 1%. None of the officers, directors or the general partner of the General Partners own any Units.

      (c)  Changes in control.

      There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

                                                         PART IV

Item 13.    Certain Relationships and Related Transactions.

      (a)   Transactions with management and others.

            Since the registrant is a limited partnership, it has no directors or officers. In addition, the registrant has had no transactions with individual officers or directors of the Managing General Partner other than any indirect interest such officers and directors may have in the amounts paid to the Managing General Partner or its affiliates by virtue of (i) their indirect ownership interest in WFA, or any of its affiliates, or (ii) their partnership interest in Linnaeus. Item 11 of this report which contains a discussion of the amounts and times that fees and other compensation are paid or accrued by the Partnership to the General Partners or their affiliates is incorporated herein by this reference.

      (b)   Certain business relationships.

            The Partnership's response to Item 13(a) is incorporated herein by this reference. In addition, the Registrant has no business relationship with entities of which the directors of the Managing General Partner are officers, directors or 10 percent equity owners other than as set forth in the Registrant's response on Item 13(a).

      (c)   Indebtedness of management.   None.

      (d)   Transactions with promoters.   None.

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)   The following documents are filed as part of this report:

            1. Financial Statements - The Financial Statements listed on the accompanying Index to Financial Statements and Schedule are filed as a part of this Annual Report.

          2. Financial Statement - Schedule. The Financial Statement Schedule listed on the accompanying Index to Financial Statements and Schedule is filed as a part of this Annual Report.

            3. Exhibits - The exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report.

      (b) Reports on Form 8-K - The Partnership filed one Current Report on Form 8-K during the fourth quarter of 1994. That report was filed on December 16, 1994 and reported a Change in Control of Registrant (Item 1 of Form 8-K). No financial statements were filed with that Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date:  March 31, 1995             WINTHROP RESIDENTIAL ASSOCIATES III,
                                       A LIMITED PARTNERSHIP

                                       By:   ONE WINTHROP PROPERTIES, INC.


                                       By:   /s/  Jonathan W. Wexler
                                             Jonathan W. Wexler
                                      Vice President of Managing General Partner


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Jonathan W. Wexler                 Director, Vice President, Treasurer and
Jonathan W. Wexler                  Assistant Clerk of Managing General Partner
Date:  March 31, 1995


/s/ Richard J. McCready          Director, Vice President and Clerk of Managing
Richard J. McCready                          General Partner
Date:  March 31, 1995

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                       FINANCIAL STATEMENTS AND SCHEDULE

                                     INDEX

                              FINANCIAL STATEMENTS



Reorts of Independent Public Accountants

Statements of Operations for the Years Ended December 31, 1994,
      1993 and 1992

Balance Sheets as of December 31, 1994 and 1993

Statements of Changes in Partners' Capital for the Years Ended
      December 31, 1994, and 1993 and 1992

Satements of Cash Flows for the Years Ended December 31, 1994,
      1993 and 1992

Notes to Financial Statements


                                    SCHEDULE


III - Real Estate and Accumulated Depreciation of Property Held by
            Local Limited Partnerships as of December 31, 1994


     All schedules prescribed Hy Regulations S-X other than the one indicated above have been omitted as the required information is inapplicable or the information is presented elsewhere in the financial statements or related notes.


Independent Auditors' Reports for Certain of the Local Limited
            Partnerships

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP (a Maryland limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Partnership's General Partners. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of certain Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting and have been written down to zero (see Note 2). Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP as of December 31, 1994 and 1993, and the results of its operations, changes in partners' capital and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III, listed in the index to the financial statements, is the responsibility of WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                     /s/ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 23, 1995

                            STATEMENTS OF OPERATIONS

 ----------------------------------------------------------------------------------------
 For the Years Ended
 December 31, 1994, 1993 and 1992                                      1994                  1993                   1992
 --------------------------------                                 ----------            ----------              ------------

 Income from Local Limited Partnership cash
   distributions............................                        $   263,298          $   246,843             $      -
 Interest income...........................                             107,868              102,927                 192,875
                                                                    -----------         ------------            ------------
                                                                        371,166              349,770                 192,875
                                                                    -----------         ------------            ------------

 Expenses:
   Amortization.............................                             3,780                 3,780                   7,716
   General and administrative...............                            43,478                77,615                  58,669
                                                                        47,258                81,395                  66,385
                                                                                        ------------            ------------

 Income from operations.....................                            323,908              268,375                 126,490

 Equity in loss of Local Limited Partnerships                           (19,668)             (92,661)               (231,237)
                                               -----------------------------------------

 Net income (loss)..........................                        $   304,240          $   175,714             $  (104,747)
                                                                    ------------        -------------           ------------

 Net income (loss) allocated to General
   Partners.................................                        $    22,818          $    13,179             $    (7,856)
                                                                                         -------------           ------------

 Net income (loss) allocated to Limited
   Partners.................................                        $   281,422          $   162,535             $   (96,891)
                                               ------------                             -------------           ------------

 Net income (loss) per Unit of Limited
   Partnership Interest.....................                        $     11.25          $      6.50             $     (3.87)
                                                                    ------------        -------------           ------------



     The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS

---------------------------------------------------------------------------------------
December 31, 1994 and 1993                                                                 1994                     1993
--------------------------                                                              -------                 -----------
ASSETS

Investments in Local Limited Partnerships (Note 4).......                               $   404,805             $   428,253


Other Assets:
  Cash and cash equivalents..............................                                 2,338,714               3,095,286
  Interest receivable....................................                                    10,722                   7,759
                                                                                        -----------             -----------
  Total assets...........................................                               $ 2,754,241             $ 3,531,298
                                                                                        ===========             ===========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Distributions payable..................................                               $   270,324             $   270,324
                                                                                        -----------             -----------

Commitments and Contingencies (Note 6)

Partners' Capital:
  Limited Partners
    Units of Limited Partnership Interest, $1,000 stated
      value per Unit; authorized, issued and
      outstanding - 25,005 Units.........................                                 3,694,702               4,413,480
  General Partners.......................................                                (1,210,785)     (1,152,506)
                                                                                        ---------------------------
      Total Partners' Capital............................                                 2,483,917       3,260,974
                                                                                        ---------------------------
      Total liabilities and Partners' Capital............                               $ 2,754,241     $ 3,531,298
                                                                                        ===========================



     The accompanying notes are an integral part of these financial statements.

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

--------------------------------------------------------------------------------

                                                                  UNITS OF
                                                                  LIMITED          GENERAL                    LIMITED
For the Years Ended                                              PARTNERSHIP PARTNERS'                        PARTNERS'        TOTAL
December 31, 1994, 1993 and 1992                                 INTEREST          CAPITAL                    CAPITAL        CAPITA
--------------------------------                                 --------        ---------                  ---------     ----------

Balance, December 31, 1991.......................................      25,005          $ (995,637)      $ 6,348,236     $ 5,352,599

Cash distributions paid or accrued...............................                         (81,096)       (1,000,200)     (1,081,296)
Net loss.........................................................                          (7,856)          (96,891)       (104,747)
                                                                                           -------          --------        --------
Balance, December 31, 1992.......................................      25,005          (1,084,589)        5,251,145       4,166,556

Cash distributions paid or accrued...............................                         (81,096)       (1,000,200)     (1,081,296)
Net income.......................................................                          13,179           162,535         175,714
                                                                                           -------          --------        -------
Balance, December 31, 1993.......................................      25,005          (1,152,506)        4,413,480       3,260,974
Cash distributions paid or accrued...............................                         (81,097)       (1,000,200)     (1,081,297)
Net income.......................................................                          22,818           281,422        304,240
                                                                                           -------          --------         -------
Balance, December 31, 1994.......................................      25,005         $(1,210,785)       $3,694,702      $2,483,917
                                                                       ======         ============       ===========     ==========






     The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS


For the Years Ended
December 31, 1994, 1993 and 1992            1994           1993              1992
---------------------------------------------------------------------------------


Cash flows from operating activities:
  Net income (loss)..............................................            $        304,240       $       175,714        $104,747)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Amortization.................................................                       3,780                 3,780           7,716
 Equity in net loss of Local Limited
      Partnerships...............................................                      19,668                92,661         231,237
    Income from Local Limited Partnership
      cash distributions.........................................                    (263,298)             (246,843)             -
    Changes in assets and liabilities:
      (Increase) decrease in receivables and
          other assets...........................................                      (2,963)               33,103          23,296

     Net cash provided by operating activities.                                        61,427                58,415         157,502
                                                                                       -------               -------        -------

Cash flows from investing activities:
  Cash distributions from Local Limited
   Partnerships..................................................                     263,298               263,343          72,500
                                                                                      --------      ----------              ------

Net cash provided by investing activities........................                     263,298               263,343          72,500
                                                                                      --------              --------        ------

Cash flows from financing activities:
  Cash distributions to Partners.................................                  (1,081,297)           (1,081,296)     (5,081,932)
  Capital contributions to Local Limited
   Partnerships..................................................                        -                  (16,500)        (17,500)
                                                                                         -----              --------        -------

     Net cash used by financing activities.......................                  (1,081,297)           (1,097,796)     (5,099,432)
                                                                                   -----------           -----------      ----------

Net decrease in cash and cash
 equivalents.....................................................                    (756,572)             (776,038)     (4,869,430)

Cash and cash equivalents, beginning of year.....................                   3,095,286             3,871,324       8,740,754
                                                                             ----------             ----------             ---------

Cash and cash equivalents, end of year...........................            $      2,338,714       $     3,095,286        3,871,324
                                                                             =      ==========      =     ==========       =========

  ...............................................................
Supplemental disclosure of noncash activities:
  The Managing General Partner declared a fourth quarter distribution of $270,324, which was distributed February 14, 1995.


     The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 1994

1.   ORGANIZATION

Winthrop Residential Associates III, a Limited Partnership (the "Partnership") was organized on June 28, 1982 under the Uniform Limited Partnership Act of the State of Maryland to invest in limited partnerships (the "Local Limited Partnerships") which develop, manage, operate and otherwise deal in government assisted apartment complexes that do not significantly restrict distributions to owners or the rate of return on investments in such properties. On December 15, l982, the Partnership elected to comply with and be governed by the Maryland Revised Uniform Limited Partnership Act. The Partnership will terminate on December 31, 2003, or sooner, in accordance with the terms of the Partnership Agreement.

2.   SIGNIFICANT ACCOUNTING POLICIES

Financial Statements - The financial statements of the Partnership are prepared on the accrual basis of accounting.

Cash and Cash Equivalents - Cash and cash equivalents consist of a mutual fund that invests in treasury bills and repurchase agreements with original maturities of three months or less. Cash equivalents are valued at cost which approximates market value.

Income Taxes - No provision has been made for federal, state or local income taxes in the financial statements of the Partnership. The Partners are required to report on their individual tax returns their allocable share of income, gains, losses, deductions and credits of the Partnership. The Partnership files its tax returns on the accrual basis. On May 6, l983, the Internal Revenue Service issued a ruling that the Partnership should be classified as a partnership for federal income tax purposes.

Investments in Local Limited Partnerships - The Partnership accounts for its investment in each Local Limited Partnership using the equity method. Under the equity method of accounting, the investment cost (including amounts paid or accrued) is subsequently adjusted by the Partnership's share of the Local Limited Partnership's results of operations and by distributions received or accrued. Equity in the loss of Local Limited Partnerships is not recognized to the extent that the investment balance would become negative because the Partnership has no obligation to fund these losses.

Distributions to Partners - Cash distributions from the Local Limited Partnerships (Cash Flow) are included in the computation of the Partnership's Cash Available for Distribution in the quarter received. As provided for in the Partnership Agreement, quarterly distributions are payable to the Partners within 60 days after the end of the quarter, exclusive of sales proceeds. From July 1, 1987 through December 31, 1990, all cash flow, excluding Fairfax and Harborside sale proceeds, was retained by the Partnership and added to operating reserves. In 1991, the Partnership began to distribute cash on a quarterly basis. The total amount distributed or accrued in 1994 and 1993 was approximately $1,081,300 for each year.

3.   TRANSACTIONS WITH RELATED PARTIES

Two Winthrop Properties, Inc. ("Two Winthrop"), the Managing General Partner, is a wholly owned subsidiary of First Winthrop Corporation ("First Winthrop"), which in turn is wholly owned by Winthrop Financial Associates, A Limited Partnership ("WFA"). Linnaeus Oxford Associates, the other General Partner of the Partnership, is a limited partnership of which some general partners are partners of WFA. WFA and its affiliates manage or advise a large number of partnerships organized to own or operate real estate as well as other investments, or to invest in other limited partnerships that own or operate real estate or other investments. WFA has formed directly or through affiliates, additional partnerships or other entities, both public and private, some of which may have the same investment objectives as the Partnership.

At December 31, 1994, a subsidiary of First Winthrop remains a comanaging general partner in a Local Limited Partnership.

The General Partners are entitled to 7.5% of Cash Available for Distribution. For 1994, 1993 and 1992, the General Partners had been accrued or received cash distributions of approximately $81,100 for each year.

During the liquidation stage of the Partnership, the General Partners and their affiliates are entitled to receive certain distributions, subordinated to specified minimum returns to the Limited Partners as described in the Partnership Agreement.

4.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 1994, the Partnership has limited partnership equity interests in seven Local Limited Partnerships that own fully operating apartment complexes. These Local Limited Partnerships have outstanding mortgages totaling $21,363,052, which are secured by the Local Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

Since inception, the Partnership has made additional investments of $291,489 in several Local Limited Partnerships, $154,382 of which has been accounted for as operating deficit advances and $137,107 as capital contributions by the Local Limited Partnerships. Additional investments in 1993 were $16,500. There were no additional investments in 1994.

During 1988, the Partnership entered into agreements with the local General Partner of the Savannah River Associates Limited Partnership and Fayetteville Apartments. The agreement stipulates that the local General Partner will contribute additional capital in the aggregate of $250,000, to avoid an assignment of the mortgages by the mortgage lender to HUD. There is no obligation on the part of the General Partner to make any contribution when, in the exercise of reasonable business judgment, it is determined that it is not reasonably likely that the partners will realize a return on their investment sufficient to justify making such contribution. In exchange for this agreement to fund additional capital, the Partnership's interest in the sharing arrangements of profit, losses, cash flow and residuals has been reduced.

The investments in Local Limited Partnerships balances as of December 31, 1994 and 1993 are as follows:


                                                                                         1994
                                                                  1993            Activity           1994



     Equity Payments made (including equity payments
         to partners of Local Limited Partnerships
         totaling $1,683,895).................................    $  19,619,971                           $ 19,619,971
     Additional investments made in and recognized
         as operating deficit advances by Local
         Limited Partnerships.................................          154,382                                154,382
     Capitalized costs........................................          758,350                                758,350
     Cash distributions from Local Limited Partnerships.......      (23,042,648)          (263,298)        (23,305,946)
     Amortization of the capitalized costs and the
         costs in excess of the Partnership's initial
         basis in the net assets of the Local
         Limited Partnerships.................................         (536,234)            (3,780)           (540,014)
     Equity in income (loss) of Local Limited
         Partnerships.........................................        3,227,589            (19,668)          3,207,921
     Income from Local Limited Partnership cash
         distributions........................................          246,843            263,298             510,141
                                                                        -------            -------             -------
     Investment per balance sheet.............................          428,253                                404,805
     Difference in basis (including equity payments
         paid to partners of Local Limited Partnerships
         totaling $1,683,895).................................         (393,272)                              (393,272)
     Additional investments made in and recognized as
         operating deficit advances by Local Limited
         Partnerships.........................................          (39,482)                               (39,482)
     Capitalized costs........................................         (758,350)                              (758,350)
     Amortization of the capitalized costs and the costs
         in excess of the Partnership's initial basis in
         the net assets of the Local Limited Partnerships.....          536,234              3,780             540,014
     Equity in loss of Local Limited Partnerships not
         recognizable under the equity method of
         accounting (Note 2)..................................       (4,122,335)          (357,648)         (4,479,983)
     Capital contributions not recognized by the Partnership             81,000                                 81,000
     Distributions not recognized by the Partnership..........                             (29,776)            (29,776)
     Income from Local Limited Partnership cash
         distributions........................................         (246,843)          (263,298)           (510,141)
     Sale of interest in Local Limited Partnership............        2,213,406                              2,213,406
                                                                      ---------                              ---------
     Equity per Local Limited Partnerships' combined
         financial statements.................................    $  (2,301,389)                          $ (2,971,779)
                                                                  -  ----------                           - ----------

The combined balance sheets of the Local Limited Partnerships at December 31, 1994 and 1993 are as follows:

                                                                                              1994           1993
ASSETS
   Real Estate, at cost:
     Land..................................................                               $ 1,864,526            $ 1,864,526
     Buildings, net of accumulated depreciation of
      $14,194,342 and $13,171,735 in 1994 and 1993,
       respectively........................................                                11,985,885             12,848,494
   Cash and cash equivalents...............................                                   624,056                734,264
   Other assets, net of accumulated amortization of
     $300,547 and $346,451 in 1994 and 1993,
     respectively..........................................                                 1,666,070              1,603,373
                                                                                          -----------            -----------
   Total Assets............................................                               $16,140,537            $17,050,657
                                                                                          ===========            ===========

 LIABILITIES AND PARTNERS' CAPITAL
   Liabilities:
     Due to Winthrop Residential Associates III............                               $    33,407            $    27,488
     Notes payable.........................................                                   452,952                367,358
     Mortgage notes payable................................                                21,363,052             21,550,495
     Accounts payable and accrued expenses.................                                 1,296,663              1,274,477
                                                                                          -----------            -----------
                                                                                           23,146,074             23,219,818
                                                                                          -----------            -----------
   Partners' Capital:
     Winthrop Residential Associates III ..................                                (2,971,779)            (2,301,389)
     Other partners........................................                                (4,033,758)            (3,867,772)
                                                                                          ------------           -----------
                                                                                           (7,005,537)            (6,169,161)
                                                                                          ------------           -----------
   Total liabilities and Partners' Capital.................                               $16,140,537            $17,050,657
                                                                                          ============           ===========

The combined statements of operations of the Local Limited Partnerships for the years ended December 31, 1994, 1993 and 1992 are as follows:
--------------------------------------------------------------------------------

                                                                        1994                  1993                1992
                                                                    ---------             --------               -----------
   Revenues:
    Rental income...........................                        $ 5,304,688           $ 5,262,935            $ 5,124,302
    Other income............................                            145,854               183,019                155,117
                                                                    -----------           -----------            -----------
                                                                      5,450,542             5,445,954              5,279,419
                                                                    -----------           -----------            -----------
   Expenses:
    Interest................................                          1,724,394             1,770,170              1,714,093
     Depreciation and amortization...........                         1,041,824             1,072,079              1,110,590
     Taxes and insurance.....................                           542,983               517,270         589,103
     Development and management fees.........                           282,787               278,528                247,092
     Maintenance and service fees............                           910,475             1,060,232                894,403
     General and administrative..............                         1,272,307             1,284,505              1,324,293
                                                                    -----------           -----------            -----------
                                                                      5,774,770             5,982,784              5,879,574
                                                                    -----------           -----------            -----------
   Net loss before gain on foreclosure.......                          (324,228)             (536,830)              (600,155)
                                                                    ------------          ------------           -----------

   Gain on foreclosure.......................                              -                     -            469,582
                                                                    --------              ---------------------------

   Net loss..................................                       $  (324,228)          $  (536,830)            $ (130,573)
                                                                    ============          ============           ===========

   Net loss allocated to Winthrop
    Residential Associates III..............                        $  (377,316)          $  (583,223)            $ (248,048)
                                                                    ============          =============          ===========
   Net income allocated to other
    partners................................                        $    53,088           $    46,393             $  117,475
                                                                    ===========           ============           ===========


5.         TAXABLE INCOME

The Partnership's taxable income for 1994 differs from net income for financial reporting purposes primarily due to accounting differences in the recognition of construction period costs, calculation of depreciation incurred by the Local Limited Partnerships, and losses not recognizable under the equity method. The taxable income for 1994 is as follows:

        Net income for financial reporting purposes..................   $  304,240

          Plus:   Amortization of the capitalized costs and the costs
                     in excess of the Partnership's initial basis in the
                     net assets of the Local Limited Partnerships.......     3,780

         Minus:       Tax losses in excess of Equity in Local Limited
                      Partnerships' losses (due primarily to accelerated
                      depreciation).....................................   (150,352)

                      Income from Local Limited Partnership cash
                      distributions.....................................   (263,298)

                      Equity in Local Limited Partnerships' losses for
                     financial statement purposes not recognizable
               under the equity method of accounting (Note 2).....         (357,648)
                                                                     ----------

        Tax loss.................................................... .   $ (463,278)
                                                                        ==========


6.      LOCAL LIMITED PARTNERSHIPS

During 1992, the general partner of Liberty Square Town homes Limited Partnership, in which the Partnership owns a limited partnership interest, was notified that the United States Department of Housing and Urban Development
(HUD) foreclosed on its mortgage in February 1992. The Partnership's investment in Liberty Square was zero at the time of foreclosure, and it has no obligation to fund any liabilities related to Liberty Square Limited Partnership.

Two Local Limited Partnerships, owning Autumn Chase and Clear Creek, which have been in default since 1989, secured Provisional Workout Arrangements with HUD during 1994. The workout arrangements are effecitve through April 2000 and July 1995, respectively.

The Local Limited Partnership owning Dunhaven Apartments, Section 2, Phase 2, defaulted on its mortgage obligation in June 1994. The mortgage is in the process of being assigned to HUD by the mortgager.

The Partnership is unable to determine at this time if these Local Limited Partnerships will be able to meet their financing requirements during the coming year. The Partnership is not obligated to fund operating deficits or mortgage loans of these Local Limited Partnerships. The Partnership's investment balance in these Local Limited Partnerships is zero at December 31, 1994.

SUPPLEMENTARY INFORMATION
REQUIRED PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT
--------------------------------------------------------------------------------

December 31, 1994                                                          Three Months Ended                           Year Ended
                                                             December 31, 1994                                  December 31, 1994
                     ---------------------------------------------------------                            -----------------------
1.      Statement of Cash Available for Distribution:

Net (loss) income......................................   $   (3,102)        $   304,240
        Add: Charges to income not affecting cash
                    available for distribution:
                    Amortization expense.....................    945               3,780
             Cash distributions from Local Limited
                   Partnerships..............................      -                263,298
             Equity in loss of Local Limited
              Partnerships.............................       26,761              19,668
                   Income from Local Limited Partnership cash
                     distribution.............................                              -               (263,298)
             Cash from reserves........................      245,720             753,609
                                                          ----------          ----------

Cash Available for Distribution........................   $  270,324          $1,081,297
                                                          ==========          ==========

Distributions allocated to General Partners ...........   $   20,274          $   81,097
                                                          ==========          ==========

Distributions allocated to Limited Partners............   $  250,050          $1,000,200
                                                          ==========          ==========

2. Fees or other compensation were paid or accrued to the General Partners or their affiliates during the three months ended December 31, 1994:



Entity Receiving                                                  Form of
 Compensation                                                     Compensation                                   Amount

 General Partners                                                 Interest in Cash
                                                                  Available for Distribution                     $20,274

 WFC Realty Co.                                                   Interest in Cash                               $    50
                                                                  Available for Distribution



All other information required pursuant to Section 9.4 of the Partnership Agreement is set forth in the attached financial statements and related notes or Annual Partnership Report.

                      WINTHROP RESIDENTIAL ASSOCIATES III,
                             A LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                               DECEMBER 31, 1994
                                  SCHEDULE III
                   Initial cost to Local Limited Partnership
                 and gross amount at which it was carried as of
                         December 31, 1994 (A, B and C)



Description                         Number
and Ownership                        of          Outstanding                     Buildings and
Percentage                          Apts.        Encumbrance       Land          Improvements        Total

Apartment Complex,
Location:

Clear Creek Landing
 Apartments;
Houston, TX; 88.5%                  200         $ 2,941,262     $  500,000      $ 4,474,229       $ 4,974,229

Village Square
 Apartments;
Manassas, VA; 50%                   285           7,180,967        432,458        8,292,704         8,725,162

Dunhaven Apartments,
 Section 2, Phase 1;
Baltimore, MD; 95%                   72           2,211,697        133,676        2,100,339         2,234,015

Dunhaven Apartments,
 Section 2, Phase 2;
Baltimore, MD; 92%                   72           2,549,110        301,077        2,186,341         2,487,418

The Groves Apartments;
North Augusta, SC; 95%              132           2,047,678        167,056        3,193,992         3,361,048

Autumn Chase Apartments;
Mobile, AL; 98.93%                  120           3,073,456        193,549        3,259,678         3,453,227

Maple Manor Apartments;
Fayetteville, AK; 95%               128           1,358,882        136,710        2,672,944         2,809,654
                                                -----------     ----------     ------------       -----------
                                                $21,363,052     $1,864,526      $26,180,227       $28,044,753
                                                ===========     ==========     ============       ===========




                                 Accumulated
                                 Depreciation
Description                      as of                 Construc-        Date            Depre-
and Ownership                    December 31,          tion             Interest        ciable
Percentage                       1994 (D)              Period           Acquired        Life
----------                       --------              ------           --------        ----

Clear Creek Landing
 Apartments;
Houston, TX; 88.5%                $2,171,145               (E)           4/28/83        10-25 yrs.

Village Square
Apartments;
Manassas, VA; 50%                  5,422,291               (E)           1/31/83        10-25 yrs.

Dunhaven Apartments,
 Section 2, Phase 1;
Baltimore, MD; 95%                 1,217,101               (E)           11/9/83        10-25 yrs.

Dunhaven Apartments,
 Section 2, Phase 2;
Baltimore, MD; 92%                 1,107,599               (E)           6/24/83        10-25 yrs.

The Groves Apartments;
North Augusta, SC; 95%             1,554,199               (E)           7/29/83        10-25 yrs.

Autumn Chase Apartments;
Mobile, AL; 98.93%                 1,463,269         5/83-7/84           9/19/83        10-25 yrs.

Maple Manor Apartment
Fayetteville, AK; 95%              1,258,738               (E)          11/30/83        10-25 yrs.
                                   ---------


(A) Substantially all project costs, including costs such as construction period interest and various fees are capitalized as part of the cost of the properties. These costs are amortized over the lives of the related assets.

(B) The total cost of land and buildings and improvements less accumulated depreciation at December 31, 1994 for federal income tax purposes is $8,443,660.

(C)  Reconciliation of Cost:
         Balance as of December 31, 1993......................       $27,884,755
         Additions during 1994, net of deletions..............           159,998
                                                                       ---------
         Balance as of December 31, 1994......................       $28,044,753
                                                                     ===========

D)   Reconciliation of Accumulated Depreciation:
         Balance as of December 31, 1993......................       $13,171,735
         Depreciation expense in 1994, net of deletions . .            1,022,607
                                                                       ---------
         Balance as of December 31, 1994......................       $14,194,342
                                                                     ===========

                          Independent Auditors' Report


To the Partners
Autumn Chase, Ltd.

We have audited the accompanying balance sheets of Autumn Chase, Ltd. (a limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' deficit and cash flows for the years then ended.

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those stands require taht we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note B, the mortgage is in default as of the date of the audit and could result in foreclosure. Foreclosure by HUD would seriously impair the partnership's ability to continue as a going concern and to realize its investment in assets through future successful operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because of the significance of the uncertainty about the partnership's ability to continue as a going concern, as discussed in the preceding paragraph, we are unable to express, and we do not express, an opinion on these financial statements.



                                              Kenmore, Gray and Co., P.C.
February 3, 1995
Montgomery, Alabama

                          Independent Auditor's Report



To the Partners
Clear Creek LTD.
(A Limited Partneship)

We have audited the accompanying balance sheet of Clear Creek LTD., Project No. 114-35215 PM (a limited partnership), as of December 31, 1994 and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

It is the partnership's policy to prepare its financial statements in the format prescribed by the Consolidated Audit Guide for Audits of HUD Programs issued July 1993. The formats for the financial statements prescribed by that Guide differ somewhat from those prescribed by generally accepted accounting principles.

We conducted the audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that the audit be planned and performed to obtain reasonable asurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly in all material respects, the financial position of Clear Creek LTD. at December 31, 1994 and the results of its operations, changes in partners' equity and cash flows for the year then ended in confomrtiy with generally accepted accounting principles, except for the format differences explained in the second paragraph above, applied on a basis consistent with that of the preceding year. Our audit was conducted for the purpose of forming an opinion on the basic financial statement stake nas a whole. The supporting information included in the report (shown on pages 14 to 32) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of HUD Project No. 114-35215PM. Such information has been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, is presented fairly in all mateiral respects in relation to the financial statements taken as a whole.

The accompanying financial statements have been prepared assuming the partnership will continue as a going concern. In lieu of foreclosure because of mortgage payment delinquencies, the Department of House and Urban Develompent has agreed to a "Provisional Workout Agreement". The necessity of the "Provisional Workout Agreement" has raised substantial doubt about the partnership's ability to continue as a going concern. Under certain circumstances (as described in Note 2) HUD may foreclose the property in satisfaction of the outstanding debt. The financial statements do not include any adjustments that might result from the outcome of any foreclosure proceedings.


CRABTREE, CRABTREE & HATTER
Certified Public Accountants


Azle, Texas
January 25, 1995

      REPORT ON AUDITED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

                          INDEPENDENT AUDITORS' REPORT

To the Partners
                          Walkint Limited Partnership
Baltimore,  Maryland

         Re: .....Dunhaven Apartments - Section II - Phase II
         ......................HUD Project Number 052-35831 PM

We have audited the accompanying balance sheets of Walkint Limited Partnership as of December 31, 1993, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walkint Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. The partnership is in default on its mortgage note at December 31, 1994 and the note can be foreclosed. This condition raises substantial doubt about the partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in the report (shown on pages 13 through 22) is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Walkint Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ISAAC & ISAAC, P.A.

Baltimore, Maryland
February 1, 1995

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Walther Limited Partnership
Baltimore, Maryland

         Re:........Dunhaven Apartments - Section II - Phase I
         ......................HUD Project Number 052-35299 PM

We have audited the accompanying balance sheets of Walther Limited Partnership as of December 31, 1993, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walther Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                        INDEX TO EXHIBITS

Exhibit
Number   Title of Document


3.A. Agreement and  Certificate of Limited  Partnership of Winthrop  Residential
     Associates III, A Limited Partnership, dated as of June 28, 1982 (incorporated herein by reference to the Fund's Registration Statement on Form S-11, File No. 2-81033).

3.B. Twelfth  Amendment  dated  as of  January  24,  1984 to the  Agreement  and
     Certificate of Limited Partnership (incorporated herein by reference to the Partnership's Annual Report on Form 10-K filed March 30, 1984, File No. 2-81033).

4.   Agreement and  Certificate of Limited  Partnership of Winthrop  Residential
     Associates  III,  A  Limited  Partnership,   dated  as  of  June  28,  1982
     (incorporated herein by reference to Exhibit 3A hereto).

10.A.Sales Agency  Agreement  between  Winthrop  Residential  Associates  III, A
     Limited Partnership and Winthrop Securities Co., Inc. (incorpo- rated herein by reference to the Registrant's Registration Statement on Form S-11, File No. 2-81033).


10.B.Escrow Deposit  Agreement  among  Winthrop  Residential  Associates  III, A
     Limited Partnership, Winthrop Securities Co., Inc. and United States Trust Company (incorporated herein by reference to the Registrant's Registration Statement on Form S-11, File No. 2- 81033).

28.A.Pages 16-18,  21-26 and 30-45 of  Partnership's  Prospectus dated March 11,
     1983, which was filed with the Commission pursuant to Rule 424(b) P

28.B.Pages 1-10 of the Supplement to the Prospectus dated July 20, 1983 P

28.C. Pages 17-20 of the Property Report dated September 30, 1983 P

28.D.Pages 7-27 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1983 P