Form 10-Q
period 1995-03-31
WINTHROP RESIDENTIAL ASSOCIATES III
filed 1995-05-15
CIK 711418

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1995                 Commission File Number 0-11639
                  --------------                                        -------




           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)




          Maryland                                   04-278016
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)




One International Place, Boston, MA                      02110
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code  (617) 330-8600



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                             YES   X             NO

PART I - FINANCIAL INFORMATION

STATEMENTS OF OPERATIONS
- ----------------------------------------------------------------------------
For The Three Months Ended March 31, 1995 and 1994
(Unaudited) (Note 1)                                                              1995                  1994

Interest income:
  Short-term investments...............................................       $  30,204             $  22,927
  Income from Local Limited Partnership
   cash distributions..................................................            -                  263,298
                                                                              ----------              -------
                                                                                 30,204               286,225
                                                                              ----------      ---------------
Expenses:
  Amortization.........................................................             945                   945
  General and administrative...........................................           1,389                 3,323
                                                                              ----------            ---------
                                                                                  2,334                 4,268
                                                                              ----------            ---------

Income from operations.................................................          27,870               281,957

Equity in income (loss) of Local Limited
 Partnerships (Note 4).................................................           6,589                14,160
                                                                              ----------            ---------

Net income ............................................................       $  34,459             $ 296,117
                                                                              ----------            ---------

Net income allocated to General
  Partners.............................................................       $   2,584              $  22,209
                                                                              ----------             ---------

Net income allocated to Limited
  Partners.............................................................       $  31,875              $ 273,908
                                                                              ----------             ---------

Net income per Unit of Limited
  Partnership Interest.................................................       $    1.27              $   10.95
                                                                              ----------             ---------
.......................................................................



The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS


                                                                               March 31,          December 31,
                                                                                  1995                1994
March 31, 1995 and December 31, 1994 (Note 1)                                (Unaudited)            (Audited)
- ---------------------------------------------                                -----------           -----------
ASSETS

Investments in Local Limited Partnerships
  (Note 4).............................................................        $   410,449        $   404,805

Other Assets:
  Cash and cash equivalents............................................          2,098,227          2,338,714
  Interest receivable..................................................              9,700             10,722
                                                                               ------------            ------
                                                                               $ 2,518,376        $ 2,754,241
                                                                               ------------       -----------



LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Distribution payable to partners.....................................        $   270,324       $    270,324
                                                                               ------------      ------------

Partners' Capital:
  Limited Partners
    Units of Limited Partnership Interest,
      $1,000 stated value per Unit; authorized,
      issued and outstanding - 25,005 Units............................          3,476,527          3,694,702
  General Partners.....................................................         (1,228,475)        (1,210,785)
                                                                               ------------        ----------
                                                                                 2,248,052          2,483,917
                                                                               ------------         ---------
                                                                               $ 2,518,376        $ 2,754,241
                                                                               ------------       -----------




The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS


For the Three Months Ended
March 31, 1995 and 1994 (Unaudited) (Note 1)                                                            1995                1994
- --------------------------------------------                                                            ------              --------

Cash flows from operating activities:
  Net income ...........................................................................          $    34,459           $   296,117
  Adjustments to reconcile net income to cash (used) provided by operating activities:
   Amortization.........................................................................                  945                   945
   Equity in loss (income) of Local Limited Partnerships................................               (6,589)              (14,160)

   Changes in assets and liabilities:
        Decrease (increase) in interest receivable......................................                1,022                  (422)
                                                                                                  ------------               ------

    Net cash provided by operating activities...........................................               29,837               282,480
                                                                                                  ------------           ----------


Cash flows from financing activities:

  Cash distributions paid or accrued to Partners........................................             (270,324)             (270,324)
                                                                                                  ------------             --------

Net increase (decrease) in cash and cash equivalents....................................             (240,487)               12,156

Cash and cash equivalents, beginning of period..........................................            2,338,714             3,095,286
                                                                                                  ------------            ---------

Cash and cash equivalents, end of period................................................          $ 2,098,227           $ 3,107,442
                                                                                                  ------------          -----------


 .......................................................................................


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                              UNITS OF
For the Three Months Ended                                     LIMITED               GENERAL          LIMITED
March 31, 1995 and 1994                                     PARTNERSHIP             PARTNERS'        PARTNERS'            TOTAL
(Unaudited) (Note 1)                                          INTEREST               CAPITAL          CAPITAL            CAPITAL
- --------------------                                          ---------              --------         --------           --------


Balance December 31, 1993..................................    25,005         $(1,152,506)        $ 4,413,480        $ 3,260,974
Cash distributions paid or accrued.........................                       (20,274)           (250,050)          (270,324)
Net income.................................................                        22,209             273,908            296,117
                                                               ------              -------            --------           -------
Balance March 31, 1994.....................................    25,005         $(1,150,571)        $ 4,437,338        $ 3,286,767
                                                               ------         ------------        ------------       -----------

Balance December 31, 1994..................................    25,005         $(1,210,785)        $ 3,694,702        $ 2,483,917
Cash distributions paid or accrued.........................                       (20,274)           (250,050)          (270,324)
Net income.................................................                         2,584              31,875             34,459
                                                               ------               ------             -------            ------
Balance March 31, 1995.....................................    25,005         $(1,228,475)         $3,476,527         $2,248,052
                                                               ------         ------------         -----------        ----------


The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
March 31, 1995
(Unaudited)

1.    ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1995.


2.    CASH AVAILABLE FOR DISTRIBUTION

Effective January 1, 1991, the managing general partner resumed quarterly distributions which are funded from cash available for distribution and from reserves.

3.    TAX LOSS

The Partnership's tax loss for 1995 is expected to differ from that for financial reporting purposes primarily due to accounting differences in the recognition of construction period costs and depreciation incurred by the Local Limited Partnerships.

4.    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

The Partnership accounts for its investment in each Local Limited Partnership on the equity method of accounting. The investment cost (including amounts paid or accrued) is subsequently adjusted by the Partnership's share of the Local Limited Partnership's results of operations and by distributions received or accrued. Costs relating to the acquisition and selection of the investment in the Local Limited Partnership are capitalized to the investment account and amortized over the life of the investment or until the investment balance has been written down to zero. Costs in excess of the Partnership's initial basis in the net assets of the Local Limited Partnerships are amortized over the estimated useful lives of the underlying assets. Equity in the loss of Local Limited Partnerships is not recognized to the extent that the investment balance would become negative.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership has an equity interest in seven Local Limited Partnerships, all of which own fully operating apartment complexes. The Partnership has recognized its proportionate share of losses from the Local Limited Partnerships through March 31, 1995 to the extent that investment balances remain positive.

Net income for the first three months of 1995 was $34,459 compared to $296,117 for the first three months of 1994. This decrease in net income was the result of a decrease in income from Local Limited Partnership cash distributions. The Local Limited Partnership owning Village Square made a cash distribution to the Partnership during the first three months of 1994, while the distribution in 1995 was made subsequent to the first three months of this year.

The Partnership requires cash to pay general and administrative expenses. All cash requirements are satisfied by interest income on short-term investments and cash distributions from Local Limited Partnerships. As of March 31, 1995 the Partnership had available reserves of approximately $2,300,000.

Two properties owned by Local Limited Partnerships in which the Partnership has an interest, Autumn Chase and Clear Creek had previously defaulted on their mortgages. Currently, both properties are operating under provisional workout arrangement with the U.S. Department of Housing and Urban Department. The workout arrangements are effective through April 2000 and July 1995, respectively. The Local Limited Partnership owning Dunhaven Apartments, Section 2, Phase 2, defaulted on its mortgage obligation in June 1994. The mortgage was assigned to HUD on March 23, 1995.

The five properties owned by the remaining Local Limited Partnerships in which the Partnership retains an ownership interest met their financial obligations during the first quarter of 1995.

Variations for future interim periods will occur as the operating results of the Local Limited Partnerships change and the Partnership sells its interests in Local Limited Partnerships and the gains are recognized.

PART II - OTHER INFORMATION


All items are inapplicable.



                                             SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WINTHROP RESIDENTIAL ASSOCIATES III,
                                     A LIMITED PARTNERSHIP
                                     (Registrant)

                         By:  Two Winthrop Properties, Inc.
                              Managing General Partner



                       By: /s/ Jonathan W. Wexler
                               Jonathan W. Wexler
                            Chief Financial Officer



                       By: /s/ Richard J. McCready
                              Richard J. McCready
                               Managing Director


DATED:  May 13, 1995

SUPPLEMENTARY INFORMATION
REQUIRED PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT

March 31, 1995
(Unaudited)

1. Statement of Cash Available for Distribution for the three months ended March 31, 1995:

      Net income...........................................................................................      $   34,459
          Add: Amortization expense........................................................................             945
             Cash from reserves............................................................................         241,509
             Equity in loss of Local Limited Partnerships..................................................          (6,589)


      Cash Available for Distribution......................................................................      $  270,324
                                                                                                                 ----------

    Distributions allocated to General Partners............................................................      $   20,274
                                                                                                                 ----------

    Distributions allocated to Limited Partners............................................................      $  250,050
                                                                                                                 ----------



 2. Fees or other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended March 31, 1995.


Entity Receiving                      Form of
Compensation                        Compensation                                               Amount



General Partners                 Interest in Cash
                             Available for Distribution                                  $   20,274

WFC Realty Co., Inc.             Interest in Cash
                              Available for Distribution                                 $       50



All other  information  required  pursuant  to  Section  9.4 of the  Partnership
Agreement  is set  forth in the  attached  Report  on Form  10-Q or  Partnership
Report.