Form 10-K/A
period 1994-12-31
WINTHROP RESIDENTIAL ASSOCIATES III
filed 1995-07-31
CIK 711418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.
                                                        [ X ]

          No voting stock is held by nonaffiliates of the Registrant.

   No market exists for the limited partnership interests of the Registrant, and therefore, no aggregate market value can be computed. The purpose of this amendment is to submit the Financial Data Schedule.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date:  July 28, 1995                    WINTHROP RESIDENTIAL ASSOCIATES III,
                                         A LIMITED PARTNERSHIP

                                       By:   ONE WINTHROP PROPERTIES, INC.


                                       By:   /s/  Judith A. Miller
                                             Judith A. Miller
                                             Vice President

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

27   Financial Data Schedule for the Period ended December 31, 1994

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