Form 10-Q
period 1995-06-30
WINTHROP RESIDENTIAL ASSOCIATES III
filed 1995-08-14
CIK 711418

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                       FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended June 30, 1995                   Commission File Number 0-11639



                WINTHROP  RESIDENTIAL  ASSOCIATES III, A LIMITED  PARTNERSHIP
                  (Exact name of registrant as specified in its charter)




            Maryland                                     04-2782016
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



One International Place, Boston, MA                           02110
(Address of principal executive offices)                    (Zip Code)




Registrant's telephone number, including area code               (617) 330-8600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 YES     X         NO _________

PART 1 - FINANCIAL INFORMATION
STATEMENTS OF OPERATIONS

                                                                              Three Months Ended                Six Months Ended
                                                                                      June 30,                      June 30,
(Unaudited) (Note 1)                                                            1995            1994            1995        1994

Interest income
   Short-term investments...........................................       $  31,499        $  17,710      $  61,703      $  40,637
   Income from Local Limited Partnership
    cash distributions..............................................         186 573             -           186,573        263,298
                                                                           ----------            -----       --------       -------
                                                                             218,072           17,710        248,276        303,935
                                                                           ----------          -------       --------       -------

Expenses:
   Amortization.....................................................             945              945          1,890          1,890
   General and administrative.......................................          29,499           30,038         30,889         33,360
                                                                           ----------          -------        -------        ------
                                                                              30,444           30,983         32,779         35,250
                                                                           ----------          -------        -------        ------

Income (loss) from operations.......................................         187,628          (13,273)       215,497        268,685

Equity in income (loss) of Local Limited
 Partnerships (Note 4)..............................................          11,527          121,996         18,116        136,156
                                                                           ----------        ---------      ---------       -------

Net Income .........................................................       $ 199,155        $ 108,723      $ 233,613      $ 404,841
                                                                           ----------       ----------     ----------     ---------

Net Income allocated to General
 Partners...........................................................       $  14,937        $   8,154      $  17,521      $  30,363
                                                                           ----------       ----------     ----------     ---------

Net Income allocated to Limited
 Partners...........................................................       $ 184,218        $ 100,569      $ 216,092      $ 374,478
                                                                           ----------       ----------     ----------     ---------

Net income per Unit of Limited
 Partnership Interest...............................................       $    7.37        $    4.02      $    8.64      $   14.98
                                                                           ----------       ----------     ----------     ---------



                             The  accompanying  notes  are an  integral  part of
these financial statements.

BALANCE SHEETS

-----------------------------------------------------------------------------------------
                                                                                                   June 30,          December 31,
                                                                                                     1995                  1994
June 30, 1995 and December 31, 1994 (Note 1)                                                     (Unaudited)            (Audited)
--------------------------------------------                                                     -----------          -----------
ASSETS
Investments in Local Limited Partnerships............................................           $   421,031            $   404,805

Other Assets:
   Cash and cash equivalents.........................................................             2,015,975              2,338,714
   Interest receivable...............................................................                10,200                 10,722
                                                                                                ------------            ----------
                                                                                                $ 2,447,206             $2,754,241
                                                                                                ------------            ----------
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Distributions Payable to partners.................................................           $   270,324             $  270,324

Partners' Capital:
   Limited Partners
      Units of  Limited  Partnership  Interest,  $1,000  stated  value per Unit;
       authorized, issued and outstanding -
       25,005 Units..................................................................             3,410,694              3,694,702

General Partners.....................................................................            (1,233,812)            (1,210,785)
                                                                                                ------------           -----------
                                                                                                  2,176,882              2,483,917
                                                                                                ------------           -----------
                                                                                                $ 2,447,206            $ 2,754,241
                                                                                                ------------           -----------


                             The  accompanying  notes  are an  integral  part of
these financial statements.

STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------
For The Six Months Ended
June 30, 1995 and 1994 (Unaudited) (Note 1)                    1995         1994
--------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income..........................................................................    $   233,613            $  404,841

   Adjustments  to  reconcile  net income to cash (used)  provided by  operating activities:
   Amortization........................................................................          1,890                 1,890
   Equity in loss (income) of Local Limited
      Partnerships.....................................................................        (18,116)             (136,156)
   Cash distributions from Local Limited
      Partnerships.....................................................................       (186,573)             (263,298)

Changes in assets and liabilities:
      Decrease in distribution payable.................................................           -                     -
      (Increase) decrease in interest receivable.......................................            522                (1,080)
                                                                                            -----------               ------

   Net cash provided by operating activities..........................................          31,336                 6,197
                                                                                            -----------           ----------

Cash flows from investing activities:
   Cash distributions from Local Limited Partnership...................................        186,573               263,298
                                                                                            -----------              -------

Cash flows from financing activities:
      Cash distributions paid or accrued to Partners...................................       (540,648)             (540,648)
                                                                                            -----------             --------

Net decrease in cash and cash equivalents.............................................        (322,739)             (271,153)

Cash and cash equivalents, beginning of period.........................................      2,338,714             3,095,286
                                                                                            -----------           ----------

Cash and cash equivalents, end of period...............................................     $2,015,975            $2,824,133
                                                                                            -----------           ----------




                             The  accompanying  notes  are an  integral  part of
these financial statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

---------------------------------------------------------------------------------------
                                                             UNITS OF
For the Six Months Ended                                      LIMITED            GENERAL              LIMITED
June 30, 1995 and 1994                                      PARTNERSHIP         PARTNERS'            PARTNERS'           TOTAL
(Unaudited (Note 1)                                           INTEREST           CAPITAL              CAPITAL           CAPITAL
-------------------                                           ---------        ----------            ---------         ----------
Balance December 31, 1994                                     25,005         $(1,210,785)          $3,694,702         $2,483,917
Net income                                                                        17,521              216,092            233,613
Cash distributions paid or accrued                                               (40,548)            (500,100)          (540,648)
                                                                                 --------            ---------          --------
Balance June 30, 1995                                         25,005         $(1,233,812)          $3,410,694         $2,176,882
                                                              ------         ------------          -----------        ----------

Balance December 31, 1993                                     25,005         $(1,152,506)          $4,413,480         $3,260,974
Net income                                                                        30,363              374,478            404,841
Cash distributions paid or accrued                                               (40,548)            (500,100)          (540,648)
                                                                                 --------            ---------          --------
Balance June 30, 1994                                         25,005         $(1,162,691)          $4,287,858         $3,125,167
                                                              ------         ------------          -----------        ----------







                             The  accompanying  notes  are an  integral  part of
these financial statements.

NOTES TO FINANCIAL STATEMENTS
June 30, 1995
(Unaudited)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Partnership has an equity interest in seven Local Limited Partnerships, all of which own fully operating apartment complexes. The Partnership has recognized its proportionate share of losses from the Local Limited Partnerships through June 30, 1995 to the extent that investment balances remain positive.

Net income for the first six months of 1995 was $233,613 compared to $404,841 for the first six months of 1994. This decrease in net income was the result of a decrease in income from the Local Limited Partnership cash distributions and a decrease in equity in income of Local Limited Partnerships. The Local Limited Partnership owning Village Square distributed $186,573 to the Partnership during the first six months of 1995 versus $263,298 during the first six months of 1994. This decrease can be attributed to higher operating expenses and capital improvements and lower replacement reserve withdrawals.

The Partnership requires cash to pay general and administrative expenses. All cash requirements are satisfied by interest income on short-term investments and cash distributions from Local Limited Partnerships. As of June 30, 1995 the Partnership had available reserves of approximately $2,000,000.

Two properties owned by Local Limited Partnerships in which the Partnership has an interest, Autumn Chase and Clear Creek, had previously defaulted on their mortgages. Currently, both properties are operating under provisional workout arrangement with the U.S. Department of Housing and Urban Development ("HUD"). The workout arrangements are effective through April 2000 and July 1995, respectively. Currently, the local general partner of Clear Creek is negotiating with HUD for a new one-year workout agreement. The Local Limited Partnership owning Dunhaven Apartments, Section 2, Phase 2, defaulted on its mortgage obligation in June 1994. The mortgage was assigned to HUD on March 23, 1995.

The five properties owned by the remaining Local Limited Partnerships in which the Partnership retains an ownership interest met their financial obligations during the second quarter of 1995.

Variations for future interim periods will occur as the operating results of the Local Limited Partnerships change and the Partnership sells its interests in Local Limited Partnerships and the gains are recognized.

SUPPLEMENTARY INFORMATION
REQUIRED PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT

June 30, 1995 (Unaudited)


1.  Statement of Cash Available for Distribution for the three months ended
    June 30, 1995

     Net income.....................................................................            $ 199,155
     Add: Amortization expense......................................................                  945
          Cash from Reserves........................................................               81,751

     Less: Equity in income of Local Limited
         Partnerships...............................................................              (11,527)
                                                                                                ---------


     Cash Available for Distribution................................................            $ 270,324
                                                                                                ---------

     Distributions allocated to General Partners....................................            $  20,274
                                                                                                ---------

     Distributions allocated to Limited Partners....................................            $ 250,050
                                                                                                ---------


2. Fees or other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended June 30, 1995:


     ----------------------------------------------------------------------------------
     Entity Receiving                                        Form
      Compensation                                      of Compensation                   Amount

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

PART II - OTHER INFORMATION


The Partnership's tax loss is anticipated to be $12 to $32 per unit. These figures are estimates only and are based on certain assumptions. Some of these assumptions may not materialize and unanticipated events and circumstances may occur so that actual results achieved will probably vary from the projected figures above.


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


WINTHROP RESIDENTIAL ASSOCIATES III,
                                             A LIMITED PARTNERSHIP
                                             (Registrant)

                                             By:  Two Winthrop Properties, Inc.
                                                  Managing General Partner



                                             By:  /s/F. X. Jacoby
                                                  F. X. Jacoby
                                                  Chief Accounting Officer



                                             By:  /s/Richard J. McCready
                                                  Richard J. McCready
                                                  Chief Operating Officer





DATED:   August 14, 1995