Form 10-Q
period 1995-09-30
WINTHROP RESIDENTIAL ASSOCIATES III
filed 1995-11-14
CIK 711418

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549
                                    FORM 10-Q

                       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended September 30, 1995           Commission File Number 0-11639



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


                                        YES     X         NO _________

PART 1 - FINANCIAL INFORMATION
STATEMENTS OF OPERATIONS

                                                                                      Three Months Ended         Nine Months Ended
                                                                                         September 30,              September 30,
(Unaudited) (Note 1)                                                                  1995       1994            1995        1994
--------------------                                                                  ------------------------   -------------------

Income
 Short-term taxable investments.....................................       $  25,859        $  36,756      $  87,562      $  77,394
   Income from Local Limited
    Partnership cash distributions..................................              50             -           186,623        263,298
                                                                           ----------          -------       --------       -------
                                                                              25,909           36,756        274,185        340,692
                                                                           ----------          -------       --------       -------
Expenses:
   Amortization.....................................................             945              945          2,835          2,835
   General and administrative.......................................           4,603            4,246         35,491         37,608
                                                                           ----------          -------        -------        ------
                                                                               5,548            5,191         38,326         40,443
                                                                           ----------          -------        -------        ------

Income from operations..............................................          20,361           31,565        235,859        300,249

Equity in income (loss) of Local Limited
 Partnerships ......................................................          35,969         (129,063)        54,085          7,093
                                                                           ----------       ----------       --------       -------

Net income (loss) ..................................................       $  56,330       $  (97,498)     $ 289,944       $307,342
                                                                           ----------      -----------     ----------      --------

Net income (loss) allocated to General
 Partners...........................................................       $   4,225       $   (7,312)     $  21,746      $  23,050
                                                                           ----------     ------------     ----------     ---------

Net income (loss) allocated to Limited
 Partners...........................................................       $  52,105       $  (90,186)     $ 268,198      $ 284,292
                                                                           ----------      -----------     ----------     ---------

Net income (loss) per Unit of Limited
 Partnership Interest...............................................       $    2.08       $    (3.61)     $   10.73      $   11.37
                                                                           ----------      -----------     ----------     ---------





   The accompanying notes are an integral part of these financial statements.


BALANCE SHEETS
                                                                                               September 30,          December 31,
                                                                                                     1995                  1994
                                                                                                 (Unaudited)            (Audited)
ASSETS

Investments in Local Limited Partnerships............................................           $   456,055            $   404,805

Other Assets:
   Cash and cash equivalents.........................................................             1,769,009              2,338,714
   Interest receivable...............................................................                 8,044                 10,722
                                                                                                ------------            ----------
                                                                                                $ 2,233,108             $2,754,241
                                                                                                ------------            ----------
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Distributions Payable to partners.................................................           $   189,123             $  270,324

Partners' Capital:
   Limited Partners
      Units of  Limited  Partnership  Interest,  $1,000  stated  value per Unit;
       authorized, issued and outstanding -
       25,005 Units..................................................................             3,287,765              3,694,702

General Partners.....................................................................            (1,243,780)            (1,210,785)
                                                                                                ------------           -----------

 The accompanying notes are an integral part of these financial statements.



STATEMENTS OF CASH FLOWS

For The Nine Months Ended
September 30, 1995 and 1994 (Unaudited) (Note 1)                                                 1995                1994

Cash flows from operating activities:
   Net income..........................................................................     $  289,944            $  307,342
   Adjustments to reconcile net income to cash (used in)
      provided by operating activities:
   Amortization........................................................................          2,835                 2,835
   Equity in income of Local Limited Partnerships......................................        (54,085)               (7,093)
   Cash distributions from Local Limited Partnerships..................................       (186,623)             (263,298)
   Changes in assets and liabilities:
      Decrease (increase) in interest receivable.......................................          2,678                (1,540)
      (Decrease) in distributions payable..............................................        (81,201)                 -
                                                                                           ------------            ------

   Net cash (used in) provided by operating activities................................         (26,452)               38,246
                                                                                           ------------           ----------

Cash flows from investing activities:
   Cash distributions from Local Limited Partnership...................................        186,623               263,298
                                                                                           ------------              -------

Cash flows from financing activities:
      Cash distributions paid or accrued to Partners...................................       (729,876)             (810,972)
                                                                                           ------------           ----------

Net decrease in cash and cash equivalents..............................................       (569,705)             (509,428)

Cash and cash equivalents, beginning of period.........................................      2,338,714             3,095,286
                                                                                           ------------           ----------

Cash and cash equivalents, end of period...............................................    $ 1,769,009           $ 2,585,858

 The accompanying notes are an integral part of these financial statements.


STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                             UNITS OF
For the Nine Months Ended                                     LIMITED            GENERAL              LIMITED
September 30, 1995 and 1994                                 PARTNERSHIP         PARTNERS'            PARTNERS'           TOTAL
(Unaudited (Note 1)                                           INTEREST           CAPITAL              CAPITAL           CAPITAL
-------------------                                           ---------        ----------            ---------         ----------



                                                                                                     <C   >
Balance December 31, 1994............................        25,005            $(1,210,785)          $3,694,702        $2,483,917
Net income...........................................                               21,746              268,198           289,944
Cash distributions paid or accrued...................                              (54,741)            (675,135)         (729,876)
                                                             -------           ------------          -----------       ----------
Balance September 30, 1995...........................        25,005             (1,243,780)           3,287,765         2,043,985
                                                           ---------            -----------           ----------        ---------


Balance December 31, 1993............................        25,005            $(1,152,506)          $4,413,480        $3,260,974
Net income...........................................                               23,050              284,292           307,342
Cash distributions paid or accrued...................                              (60,822)            (750,150)         (810,972)
Balance September 30, 1994...........................        25,005            $(1,190,278)          $3,947,622        $2,757,344
                                                          ----------           ------------          -----------       ----------

 The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 1995
(Unaudited)


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

2.         CASH AVAILABLE FOR DISTRIBUTION

           Effective January 1, 1991, the Managing General Partner resumed quarterly distributions which are funded from cash available for distribution and reserves.

3.         TAX INCOME/LOSS

           The Partnership's tax income/loss for 1995 is expected to differ from that for financial reporting purposes primarily due to accounting differences in the recognition of construction period costs, depreciation incurred by the Local Limited Partnerships and differences in the recognition of equity in loss of Local Limited Partnerships under the equity method of accounting described below.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Partnership has an equity interest in seven Local Limited Partnerships, all of which own fully operating apartment complexes. The Partnership has recognized its proportionate share of losses from the Local Limited Partnerships through September 30, 1995 to the extent that investment balances remain positive.

Net income for the first nine months of 1995 was $289,944 compared to $307,342 for the first nine months of 1994. This decrease in net income was the result of a decrease in income from Local Limited Partnership cash distributions which was partially offset by an increase in equity in income of a Local Limited Partnership, Maple Manor. The Local Limited Partnership owning Village Square distributed $186,573 to the Partnership during the first nine months of 1995 versus $263,298 during the first nine months of 1994. This decrease can be attributed to higher operating expenses and capital improvements and lower replacement reserve withdrawals.

The Partnership requires cash to pay general and administrative expenses. All cash requirements are satisfied by interest income on short-term investments and cash distributions from Local Limited Partnerships. As of September 30, 1995 the Partnership had available reserves of approximately $1,750,000.

Two properties owned by Local Limited Partnerships in which the Partnership has an interest, Autumn Chase and Clear Creek, had previously defaulted on their mortgages. Currently, both properties are operating under provisional workout arrangement with the U.S Department of Housing and Urban Development ("HUD"). The workout arrangements are effective through April 2000 and May 1998, respectively. The Local Limited Partnership owning Dunhaven Apartments, Section 2, Phase 2, defaulted on its mortgage obligation in June 1994. The mortgage was assigned to HUD on March 23, 1995. Winthrop is currently working with the general partner of Dunhaven Apartments, Section 2, Phase 2, to bring the mortgage current.

The five properties owned by the remaining Local Limited Partnerships in which the Partnership retains an ownership interest met their financial obligations during the third quarter of 1995.

Variations for future interim periods will occur as the operating results of the Local Limited Partnerships change and the Partnership sells its interests in Local Limited Partnerships and the gains are recognized.


SUPPLEMENTARY INFORMATION
REQUIRED PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT

September 30, 1995
(Unaudited)

 1. Statement of Cash Available for Distribution for the three months ended September 30, 1995:

      Net income.......................................................                                                  $  56,330
        Add: Charges to income not affecting cash available for
                distributions:
                Amortization expense.......................................                                                    945
           Equity in income of Local Limited Partnership..............                                                     (35,969)
                Cash from Reserves.........................................                                                167,817
                                                                                                                         ---------

              Cash Available for Distribution.............................                                               $ 189,123
                                                                                                                         ---------

      Distributions allocated to General Partners.......................                                                 $  14,088
                                                                                                                         ---------

      Distributions allocated to Limited Partners.......................                                                 $ 175,035
                                                                                                                         ---------


 2. Fees or other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended September 30, 1995.

  Entity Receiving                      Form of
  Compensation                        Compensation                                                                    Amount

General Partners                 Interest in Cash
                                   Available for Distribution                                                         $14,088

WFC Realty Co., Inc.             Interest in Cash
                                   Available for Distribution                                                         $    35



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


                        WINTHROP RESIDENTIAL ASSOCIATES III,
                               A LIMITED PARTNERSHIP
                                  (Registrant)

                       By: Two Winthrop Properties, Inc.
                            Managing General Partner



                       By:  /s/ Anthony R. Page
                            Anthony R. Page
                            Chief Financial Officer


                       By:  /s/ Richard J. McCready
                            Richard J. McCready
                            Chief Operating Officer


DATED:  November 3, 1995