Form 10-K
period 1995-12-31
WINTHROP RESIDENTIAL ASSOCIATES III
filed 1996-04-01
CIK 711418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

For the year ended December 31, 1995                      Commission  File
                                                           Number  2-81033

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

       Maryland                                             04-2782016
(State of Organization)                               (I.R.S. Employer I.D. No.)

One International Place, Boston, Massachusetts                  02110
   (Address of Principal Executive Offices)                  (Zip  Code)

Registrant's telephone number including area code:         (617) 330-8600
                                                            --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. [ X ]

     No market exists for the limited partnership interests of the Registrant, and therefore, no aggregate market value can be computed.

                       DOCUMENTS INCORPORATED BY REFERENCE



Part of the                Document
Form 10-K                 Incorporated by Reference


         I The Prospectus of the Registrant dated March 11, 1983 as supplemented on July 20, 1983 (the "Prospectus")

                           Pages 17-20 of the Property Report of the Partnership dated September 30, 1983

                           Pages 7-27 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1983


         III               The Prospectus

                                     PART I

Item 1.           Business.

Development

      Winthrop Residential Associates III ("WRA III"), a limited partnership, was originally organized under the Uniform Limited Partnership Act of the State of Maryland on June 28, 1982, for the purpose of investing, as a limited partner, in other limited partnerships which would develop, manage, own, operate and otherwise deal with apartment complexes which would be assisted by federal, state and local government agencies ("Local Limited Partnerships") pursuant to programs which would not significantly restrict distributions to owners or the rates of return on investments in such complexes. On December 15, 1982, WRA III elected to comply with and be governed by the Maryland Revised Uniform Limited Partnership Act (the "Act") and filed its Agreement and Certificate of Limited Partnership (the "Partner ship Agreement") with the Maryland State Department of Assess ments and Taxation. In accordance with, and upon filing its certificate of Limited Partnership pursuant to, the Act, WRA III changed its name to Winthrop Residential Associates III, A Limited Partnership (the "Partnership").

     The General Partners of the Partnership are Two Winthrop Properties, Inc. ("Two Winthrop") and Linnaeus-Oxford Associates Limited Partnership ("Linnaeus-Oxford"). The Initial Limited Partner is WFC Realty Co., Inc. ("WFC"). Two Winthrop and WFC are Massachusetts corporations which are wholly owned subsidiaries of First Winthrop Corporation ("First Winthrop"), a Delaware corporation, which in turn is wholly-owned by Winthrop Financial Associates, A Limited Partnership ("WFA"), a Maryland public limited partnership. Linnaeus-Oxford is a Massachusetts limited partnership. Two Winthrop is the Partnership's Managing General Partner. See "Change in Control".

      The Partnership was initially capitalized with contributions totaling $2,000 from its General Partners and $5,000 from WFC.

      In late 1982, the Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission with re spect to a public offering of 25,000 Units of limited partnership interest ("Units") at a purchase price of $1,000 per Unit (an aggregate of $25,000,000). The Registration Statement was declared effective on March 8, 1983. The offering terminated in July 1983, at which time subscriptions for 25,000 Units, repre senting capital contributions from Investor Limited Partners of $25,000,000, had been accepted. Capital contributions net of selling commissions, sales and registration costs, were utilized to purchase investments in Local Limited Partnerships and temporary short-term investments.

Description of Business

      The only business of the Partnership is investing as a limited partner in other limited partnerships that own, operate and otherwise deal with apartment properties with financing in sured by the U.S. Department of Housing and Urban Development ("HUD"). The Partnership's investment objectives and policies are described at pages 21-26 of its Prospectus dated March 11, 1983 (the "Prospectus") under the caption "Investment Objectives and Policies," which description is attached hereto as an exhibit and incorporated herein by this reference. The Prospectus was previously filed with the Commission pursuant to Rule 424(b).

Change in Control

         On December 22, 1994, Arthur J. Halleran, Jr., the sole general partner of Linnaeus Associates Limited Partnership ("Linnaeus"), the sole general partner of WFA, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprised the senior management of WFA, transferred the general partnership interest in Linnaeus to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"), an entity owned by certain employees of NACC. On July 18, 1995 Londonderry Acquisition II Limited Partnership (Londonderry II"), a Delaware limited partnership, and affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty, and WFA acquired the sole general partnership interest in Linneaus-Oxford.

         As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, and which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995,

Londonderry II, an affiliate of Apollo, became the controlling entity of the General Partners. In connection with the transfer of control, the officers and directors of Two Winthrop resigned and Londonderry II appointed new officers and directors. See Item 10, "Directors and Executive Officers of Registrant.

Local Limited Partnerships

      The Partnership initially acquired equity interests in the form of limited partnership interests in 12 Local Limited Partnerships owning and operating apartment properties. The Partnership sold its interests in four Local Limited Partnerships owning the following properties: Fairfax Towers (October 1988); Harborside Apartments Phase II (February 1989); and Hunter's Ridge Apartments Phase I and Hunter's Ridge Apartments Phase II (October 1991). The Partnership lost its ownership interest in a fifth property, Liberty Square Townhomes, when HUD foreclosed on the Local Limited Partnership owning that property in February 1992. In addition, the Partnership reduced its interest in two Local Limited Partnerships, those owning Maple Manor and The Groves, during 1988 to 50%.

      The  following  table  sets  forth  certain   information   regarding  the
properties  owned  by  the  seven  Local  Limited   Partnerships  in  which  the
Partnership has retained an interest and which continue to own apartment properties as of March 15, 1996:


                                                                                                      Mortgage Amortization
                              No.  of       Equity              Amount  of            Interest        Period(Years
      Property                 Units        Payments            Mortgage(1)           Rate            Remaining)(2)

1)  Clear Creek Landing
     Apartments(3)(4)
     Houston, TX                200        $    1,970,173      $    3,042,8567        7.5%                 36 Years
2)  Village Square
     Apartments(5)
     Manassas, VA               285             1,072,923           7,907,1707        7.5%                 38 Years
3)  Dunhaven Apartments,
     Section 2, Phase 1
     Baltimore, MD               72               576,000           2,426,8007        7.5%                 36 Years
4)  Dunhaven Apartments,
     Section 2, Phase 2
     Baltimore, MD(6)            72               671,560           2,718,700         7.5%                 40 Years
5)  The Groves
     Apartments
     North Augusta, SC          132             1,150,576           2,278,600         7.5%                 36 Years
6)  Autumn Chase
     Apartments(3)
     Mobil, AL                  120               895,000           3,129,8007        7.5%                 40 Years
7)  Maple Manor
     Apartments
     Fayetteville, AR           128             1,197,982           1,641,791         7.0%                 31 Years
                             ------        --------------     ---------------         -----                --------
                              1,009        $    7,534,214     $    23,145,717

(1) Represents the mortgage amount or mortgage commitment as of the time the Partnership acquired its interest in the Local Limited Partnership.
(2) Represents the full term or the remaining term of the mortgage, as the case may be, at the time the Partnership acquired its interest in the Local Limited Partnership.
(3)  This Local Limited Partnership's mortgage is held by HUD.
(4) This Local Limited Partnership is operating under a Provisional Workout Arrangement with HUD which expires May 31, 1998.
(5)  This property is managed by Winthrop Management, an affiliate of WFA.
(6) This Local Limited Partnership is currently in default on its mortgage obligation.

      Descriptions of the properties and the terms upon which the Partnership acquired them are set forth at pages 32-45 of the Prospectus under the caption "Initial Investment"; pages 1-10 of the Supplement to the Prospectus dated July 20, 1983 (the "July 20, 1983 Supplement"), under the caption "Investments in Local Limited Partnerships"; pages 17-20 of the Property Report of the Partnership dated September 30, 1983, and pages 7-27 of the Partnership's Annual Report on Form 10-K filed March 31, 1984 under the caption "Item 1. Business," all of which descriptions are attached hereto as an Exhibit and incorporated herein by this reference. The July 20, 1983 Supplement was filed with the Commission as Post Effective Amendment No. 2 to the Partnership's Registration Statement on Form S-11 (Registration No. 2-81033). See also Note 4 of Notes to Financial Statements included as a part of this Annual Report for additional information concerning the properties.

Defaults

      The Partnership holds limited partnership interests in Local Limited Partnerships which own apartment properties, all of which were originally financed with HUD-insured first mortgages. If a Local Limited Partnership defaults on a HUD-insured mortgage, the mortgagee can assign the defaulted mortgage to HUD and recover the principal owed on its first mortgage from HUD. HUD, in its discretion, may then either (i) negotiate a workout agreement with the Local Limited Partnership, (ii) sell the mortgage to another lender, or
(iii) pursue its right to transfer the own ership of the property from the Local Limited Partnership to HUD or a new lender if HUD sells its mortgage (collectively, the "Lender") through a foreclosure action. The objective of a workout agreement between an owner and the Lender is to secure the Lender's sanction of a plan which, over time, will cure any mortgage delinquencies. While a workout agreement is effective and its terms are being met, the Lender agrees not to pursue any remedies available to it as a result of the default. If the owner does default under the terms of the workout agreement or if the Lender concludes that a property in default lacks the ability to generate sufficient revenue to cure its default, it may pursue its right to assume ownership of the property through foreclosure.

      Two Local  Limited  Partnerships  (owning  Autumn Chase and Clear  Creek),
which  were   previously  in  default,   currently  have   Provisional   Workout
Arrangements in effect with HUD, which expires in April 2000 and May 1988, respectively. The Partnership also holds an ownership interest in a Local Limited Partnership (owning Dunhaven Apartments, Section 2, Phase 2) which is currently in default on its mortgage obligation. This mortgage was assigned to HUD on March 23, 1995. The Partnership is working with the Local Limited Partnership to bring this debt current. See Item 7 "Management's Discussion and Analysis of Financial Condition - Results of Operation".

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

Item 3.           Legal Proceedings.   None.

Item 4.           Submission of Matters to a Vote of Security Holders.


         No matter was submitted to a vote of security holders during the period covered by this report.

                                                      PART II

Item 5.           Market for the Registrant's Common Stock and Related
Stockholders Matters.

     The Registrant is a partnership and thus has no common stock. There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

     As of December 31, 1995, there were 2,220 holders of the Units.

         The Partnership Agreement requires that if the Partnership has Cash Available for Distribution it be distributed quarterly to the Partners in specified proportions. The Partnership Agreement defines Cash Available for Distribution as Cash Flow less cash designated by the Managing General Partner to be held for restoration or creation of reserves. Cash Flow, in turn, is defined as cash derived from the Local Limited Partnerships (but excluding sale or refinancing proceeds) and all cash derived from Partnership operations, less cash used to pay operating expenses of the Partnership. During the years ended December 31, 1995 and 1994, Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

         Distribution with            Amount of Distribution
         Respect to Quarter Ended     Per Unit

                                       1995            1994
                                       ----            ----

         March 31                      10.00           10.00
         June 30                       10.00           10.00
         September 30                   7.00           10.00
         December 31                    7.00           10.00

Item 6.           Selected Financial Data.

         The following represents selected financial data for Registrant for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the financial statements included elsewhere herein. This data is not covered by the independent auditors' report.


                                                              For the Year Ended or as of December 31,
                                          1995             1994             1993              1992             1991
Income from Local Limited
      Partnership Cash
      Distributions                 $     186,573   $      263,298    $     246,843    $          --    $           --
Income from Short-term
Investment                                110,654          107,868          102,927          192,875           343,091
Other Income                                9,297               --               --               --                --
Operating Expenses                        (43,486)         (47,258)         (81,395)         (66,385)          (74,078)
Equity in gain from sale of real
       estate                                  --               --               --               --         1,986,616
Equity in income (loss) of Local
 Limited Partnerships                       9,422          (19,668)         (92,661)        (231,237)          (44,124)
                                    ---------------  ---------------      -------------    -------------     ---------------
Net income (loss)                    $    272,460   $      304,240     $   (175,714)    $   (104,747)     $ (2,211,505)
                                     ------------   --------------     ------------      ------------     -------------
Net income (loss) per weighted
       average Unit of Investor
       Limited Partnership Inter-
       est Outstanding                  $   10.08      $     11.25       $      6.50      $    (3.87)       $   (87.77)

Total Assets                        $   2,026,501   $    2,754,241    $   3,531,298    $   9,623,559     $   8,493,514
                                      -----------   --------------    -------------    -------------     -------------
Investments in Local Limited
      Partnerships                   $    410,447   $      404,805    $     428,253    $     524,695     $     818,648
Equity payments due to Local
      Limited Partnerships                     --               --               --               --                --
Total Cash Distributions per Unit
      of Investor Limited Partnership
      Interest, including amounts
     distributed or to be distribu-
     ted after year end with respect
     to 1991, 1992, 1993,
     1994 and 1995                  $          34(3)            40(1)  $         40(1)          40(1)    $      210(2)



  (1)        Includes $20.00 per Unit from reserves.
  (2)        Includes $160 per Unit from the sale
             proceeds from Hunter's Ridge Phases I and II and reserves.
  (3)        Includes $26 per Unit from reserves.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Reserves

      As of March 15, 1996, the Partnership retained an equity interest in seven Local Limited Partnerships. The Partnership follows the equity method of accounting for these interests and recognizes its proportionate share of income and losses incurred by the Local Limited Partnerships. Generally, the Partnership's equity in losses in the Local Limited Partnerships decrease over time. Losses attributable to a Local Limited Partnership are not recognized if those losses would cause the Partnership's investment account for that Local Limited Partnership to become negative since the Partnership has no obligation to fund them. In 1993, the equity in losses decreased because The Groves' remaining investment account was not sufficient to recognize all 1993 losses from the Local Limited Partnership. In 1994, the equity in losses decreased since the only losses recognized by the Partnership were from Maple Manor. For fiscal 1995, $192,352 of the Partnership's share of losses from the Local Limited Partnerships were not recognized since the related investments had been fully written off. Cumulatively through 1995, a total of $4,672,335 of the Partnership's equity in losses from the Local Limited Partnerships has been deferred.

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

      The Partnership requires cash to pay its general and administrative expenses or to make advances to any of the Local Limited Partnerships the
Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest. To date, all cash requirements have been satisfied by interest income earned on short-term investments and cash distributed to the Partnership by the Local Limited Partnerships.
 If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of December 31, 1995, the Partnership held operating reserves (after satisfaction of liabilities) of approximately $1,419,000 which is expected to be sufficient to fund any anticipated deficits. Reserves of $652,285 were used in 1995 to fund distributions to Investor Limited Partners. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide, at a minimum, interest income in an amount equal to the Partnership's annual general and administrative expenses. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future will not deplete the reserves, though it may restrict the Partnership from making distributions to the Investor Limited Partners.

      The Partnership has reserves which, in principal, could be used to make advances to the Local Limited Partnerships. However, the Partnership does not intend to make advances to fund any future operating deficits incurred by the Local Limited Partnerships, but retains its prerogative to exercise a business judgment to reverse this position if circumstances warrant a change in this policy. Moreover, the Partnership is not obligated to provide any additional funds to the Local Limited Partnerships to fund operating deficits. If a Local Limited Partnership sustains continuing operating deficits and had no other source of funding, it is likely that the Local Limited Partnership will eventually default on its mortgage obligation and risk a foreclosure on its property by the lender. If a foreclosure were to occur, the Local Limited Partnership would lose its investment in the property and would incur a tax liability due to the recapture of tax benefits taken in prior years. The Partnership as an owner of the Local Limited Partnership, would share these consequences in proportion to its ownership interest in the Local Limited Partnership.

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

      Three Local Limited Partnerships, owning Autumn Chase, Clear Creek and Dunhaven Apartments, Section 2, Phase 2, were in default during 1995 on their mortgage obligations.

      On October 1, 1995, the mortgage encumbering Autumn Chase was modified such that the Local Limited Partnership is no longer in default. Prior to October 1, 1995, the mortgage was in default and the property operated under a Provisional Workout Agreement which required minimum payments of $24,428 per month. Pursuant to a mortgage modification agreement effective October 1, 1995, the outstanding principal balance on the note was increased to $3,181,513 by adding to the existing note an amount equal to the existing accrued and unpaid interest of $108,057. Beginning on November 1, 1995, monthly installments of $22,435 including interest at 7.5% are required under this note. The modified loan matures on November 1, 2024.

      Clear Creek is currently operating under a Provisional Workout Arrangement which is effective from December 1, 1995 through May 31, 1998. The terms of the agreement require minimum monthly payments equal to approximately 130% of accruing interest as well as payments for a service charge and real estate taxes. The two previous workout agreements which expired in July 1995 and July 1994 required minimum monthly debt service payments equal to 130% and 110%, respectively, of the accruing interest as well as a service charge and real estate tax payments. Clear Creek has met the minimum debt service requirements in 1993 and 1994 and 1995. Due to the financial condition of Clear Creek, however, no cash distributions have been made to the Partnership in 1993, 1994 or 1995 and no cash distribution is expected to be made to the Partnership in 1996.

      The Local Limited Partnership owning Dunhaven Apartments, Section 2, Phase 2 defaulted on its mortgage obligation in June 1994. The mortgage was assigned to HUD on March 23, 1995. Due to Dunhaven's financial situation, no cash distribution will be made to the Partnership in 1996 from 1995 operations. While Dunhaven Apartments, Section 2, Phase 2 was able to meet its debt service payments in 1993 through funding by the local general partner and Dunhaven Apartments, Section 2, Phase 1, no cash was distributed to the Partnership from 1993 operations.

      Dunhaven Apartments, Section 2, Phase 1 operated at breakeven in 1995 and incurred a slight deficit in 1994 which was funded by cash reserves. Accordingly, no cash distribution was made to the Partnership in 1995 and none is expected in 1996. While Dunhaven Apartments, Section 2, Phase 1 was able to generate a small amount of cash flow in 1993, no cash distributions was made to the Partnership.

      Village Square generated substantial operating cash flow in 1995 and it is anticipated that a cash distribution will be made to the Partnership in 1996 from the 1995 cash flow. The Partnership received cash distributions from Village Square of $186,573 in 1995, $263,298 in 1994 and $246,843 in 1993 from cash flow generated by Village Square in 1994, 1993 and 1992, respectively.

      Maple Manor generated positive cash flow in 1995. However, the cash flow is being retained by the Local Limited Partnership for working capital and, therefore, it is not expected that a cash distribution will be made to the Partnership in 1996. In 1994, Maple Manor operated at breakeven. In 1993, Maple Manor generated positive cash flow, a portion of which was used to make a capital contribution to The Groves.

      The Groves operated at breakeven in 1995 and will not be making a cash distribution to the Partnership. The Groves generated positive cash flow in
1994, however, the cash flow was retained as working capital by the Local Limited Partnership. In 1993, The Groves operated at a deficit. The improved operations are due, in part, to a reduction in repair and maintenance expenditures. An aggressive repair and maintenance program which began in 1992 and was completed in 1993. As a result, lower repair and maintenance expenditures were incurred in 1994 as compared to 1993.

      The Local Limited Partnerships' objectives are to improve operating results for all properties and to continue to operate under Lender-sanctioned workout agreements for those properties that are in default on their mortgage obligations until any delinquencies are cured. The Partnership believes that as long as the Local Limited Partnerships which own properties in default continue to negotiate with the Lender to work out their financial difficulties, the threat of foreclosure is mitigated. Moreover, any workout agreement entered into between the Lender and the Local Limited Partnerships will have no affect on the Partnership's ability to deduct mortgage interest expense unless the Lender agrees to forgive such interest indebtedness. As of March 15, 1996, none of the Local Limited Partnerships had agreements with their respective Lender which would forgive accrued interest.

      The results of operations for future years may differ from those in 1995 as a result of many factors. One will be the ability of the Local Limited
Partnership which currently has a provisional workout agreements with HUD to extend the agreement until all mortgage delinquencies have been cured. Another factor will be the ability of the Local Limited Partnership owning Dunhaven Apartments, Section 2 Phase 1 to operate at break even or better. Another factor will be the ability of each Local Limited Partnership to deal with the consequences of changing economic conditions that affect property operations. The Partnership's investment in Local Limited Partnerships owning rental real estate is subject to the risk involved with the management and ownership of rental real estate. Vacancy levels, rental payment defaults and operating expenses are all dependent on general and local economic conditions. Shifts in the economy could result in differing operating results for each individual Local Limited Partnership. In these markets, operating results in future years may depend on the properties' ability to maintain competitive rental rates while using its available resources to fund necessary repairs and replacements.

      The Partnership's plan is to work with the Local Limited Partnerships to maintain ownership of and seek workout agreements with the Lenders for those properties in default on their mortgages. Although the Partnership has no ability to force a sale of properties owned by the Local Limited Partnerships, the Partnership will also work with the Local Limited Partnerships to investigate sale opportunities and will continue to work with the

Local Limited Partnerships to improve the financial performance of all the properties.

Item 8.           Financial Statements and Supplementary Data.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                        FINANCIAL STATEMENTS AND SCHEDULE

                                      INDEX

                              FINANCIAL STATEMENTS



Reports of Independent Public Accountants

Statements of Operations for the Years Ended
 December 31, 1995, 1994 and 1993

Balance Sheets as of December 31, 1995 and 1994

Statements of Changes in Partners' Capital for the Years Ended December 31, 1995, and 1994 and 1993

Statements of Cash Flows for the Years Ended
 December 31, 1995, 1994 and 1993

Notes to Financial Statements


                                    SCHEDULE


III -       Real Estate and Accumulated Depreciation of
            Property Held by Local Limited Partnerships as of December 31, 1995

All schedules prescribed by Regulations S-X other than the one indicated above have been omitted as the required information is inapplicable or the information is presented elsewhere in the financial statements or related notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP (a Maryland limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting and have been written down to zero (see Note 2). Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                                    ARTHUR ANDERSEN LLP



Boston, Massachusetts
March 20, 1996

 STATEMENTS OF OPERATIONS

 ----------------------------------------------------------------------------------------
 For the Years Ended
 December 31, 1995, 1994 and 1993                                      1995                  1994                   1993
 -----------------------------------------------------------------------------------------------------------------------

 Income from Local Limited Partnership cash
   distributions...........................                       $   186,573            $   263,298             $   246,843
 Interest income...........................                           110,654                107,868                 102,927
 Other income..............................                             9,297                   -                       -
                                                                  -------------------------------------------------------
                                                                      306,524                371,166                 349,770
                                                                  ----------------------------------------------------------

 Expenses:
   Amortization.............................                            3,780                  3,780                   3,780
   General and administrative.................                         39,706                 43,478                  77,615
                                              ------------------------------------------------------------------------------
                                                                       43,486                 47,258                  81,395
                                                                  ----------------------------------------------------------


 Income from operations.....................                          263,038                323,908                 268,375
 Equity in income (loss) of Local
   Limited Partnerships.....................                            9,422                (19,668)        (92,661)
                                                                  --------------------------------------------------


 Net income ................................                      $   272,460             $   304,240            $   175,714
                                                                  ==========================================================

 Net income allocated to General
   Partners.................................                      $    20,434             $    22,818            $    13,179
                                                                  ==========================================================

 Net income allocated to Limited
   Partners.................................                      $   252,026             $   281,422            $   162,535
                                                                  ==========================================================

 Net income per Unit of Limited
   Partnership Interest.....................                      $     10.08             $     11.25            $      6.50
                                                                  ==========================================================






























The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS

- ---------------------------------------------------------------------------------------
December 31, 1995 and 1994                                                                 1995                     1994
- ------------------------------------------------------------------------------------------------------------------------
ASSETS

Investments in Local Limited Partnerships (Note 4).......                               $   410,447             $   404,805

Other Assets:
  Cash and cash equivalents..............................                                 1,608,657               2,338,714
  Interest receivable....................................                                     7,397                  10,722
                                                                                        -----------------------------------
 Total assets...........................................                                $ 2,026,501             $ 2,754,241
                                                                                        ===================================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Distributions payable..................................                               $   189,227             $   270,324
                                                                                        -----------------------------------

Commitments and Contingencies (Note 6)

Partners' Capital:
  Limited Partners
    Units of Limited Partnership Interest, $1,000 stated
      value per Unit; authorized, issued and
      outstanding - 25,005 Units.........................                                 3,096,558               3,694,702
  General Partners.......................................                                (1,259,284)             (1,210,785)
                                                                                        -----------------------------------
      Total Partners' Capital............................                                 1,837,274               2,483,917
                                                                                        -----------------------------------
Total liabilities and partners' capital..................                               $ 2,026,501             $ 2,754,241
                                                                                        ===================================



The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

- -------------------------------------------------------------------------------------------
                                                                 UNITS OF
                                                                  LIMITED          GENERAL            LIMITED
For the Years Ended                                              PARTNERSHIP       PARTNERS'          PARTNERS'        TOTAL
December 31, 1995, 1994 and 1993                                 INTEREST          CAPITAL            CAPITAL              CAPITAL
- ----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1992.......................................      25,005         $(1,084,589)       $5,251,145      $4,166,556

Cash distributions paid or accrued...............................                         (81,096)       (1,000,200)     (1,081,296)
Net income.......................................................                          13,179           162,535         175,714
                                                                 -------------------------------------------------------------------
Balance, December 31, 1993.......................................      25,005          (1,152,506)        4,413,480       3,260,974

Cash distributions paid or accrued...............................                         (81,097)       (1,000,200)     (1,081,297)
Net income.......................................................                          22,818           281,422         304,240
                                                                 ------------------------------------------------------------------
Balance, December 31, 1994.......................................      25,005          (1,210,785)        3,694,702       2,483,917

Cash distributions paid or accrued...............................                         (68,933)         (850,170)       (919,103)
Net income.......................................................                          20,434           252,026         272,460
                                                                     ---------------------------------------------------------------
Balance, December 31, 1995.......................................      25,005         $(1,259,284)       $3,096,558      $1,837,274
                                                                     ===============================================================


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS

- ------------------------------------------------------------------------------------------
For the Years Ended
December 31, 1995, 1994 and 1993                      1995           1994           1993
- ------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net income ...............................  $  272,460     $  304,240      $  175,714
    Adjustments to reconcile net income to net
      cash provided by operating activities:
    Amortization..............................       3,780          3,780           3,780
    Equity in net (income) loss of Local
      Limited Partnerships....................      (9,422)        19,668          92,661
    Income from Local Limited Partnership
      cash distributions......................    (186,573)      (263,298)       (246,843)
    Changes in assets and liabilities:
      Decrease (increase) in receivables and
          other assets........................       3,325         (2,963)         33,103
                                                 ----------------------------------------

      Net cash provided by operating activities     83,570         61,427          58,415
                                                 ----------------------------------------

Cash flows from investing activities:

  Cash distributions from Local Limited
     Partnerships.............................     186,573        263,298         263,343
                                                -----------------------------------------

      Net cash provided by investing activities    186,573        263,298         263,343
                                                -----------------------------------------

Cash flows from financing activities:

  Cash distributions to Partners..............  (1,000,200)    (1,081,297)     (1,081,296)
  Capital contributions to Local Limited
   Partnerships...............................        -             -             (16,500)
                                                -----------------------------------------

      Net cash used by financing activities...  (1,000,200)    (1,081,297)     (1,097,796)
                                                -----------------------------------------

Net decrease in cash and cash
 equivalents..................................    (730,057)      (756,572)       (776,038)

Cash and cash equivalents, beginning of year..   2,338,714      3,095,286       3,871,324
                                                -----------------------------------------

Cash and cash equivalents, end of year........  $1,608,657    $ 2,338,714      $3,095,286
                                                =========================================

Supplemental disclosure of noncash activities: The Managing General Partner declared a fourth quarter distribution of $189,227, which was distributed on February 14, 1996.


The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 1995

1.   ORGANIZATION

Winthrop Residential Associates III, a Limited Partnership (the "Partnership") was organized on June 28, 1982 under the Uniform Limited Partnership Act of the State of Maryland to invest in limited partnerships (the "Local Limited Partnerships") which develop, manage, operate and otherwise deal in government-assisted apartment complexes that do not significantly restrict distributions to owners or the rate of return on investments in such properties. On December 15, l982, the Partnership elected to comply with and be governed by the Maryland Revised Uniform Limited Partnership Act. The Partnership will terminate on December 31, 2003, or sooner, in accordance with the terms of the Partnership Agreement.

2.   SIGNIFICANT ACCOUNTING POLICIES

Financial Statements - The financial statements of the Partnership are prepared on the accrual basis of accounting.

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds that invest in treasury bills and repurchase agreements with original maturities of three months or less. Cash equivalents are valued at cost, which approximates market value.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Distributions to Partners - Cash distributions from the Local Limited Partnerships (Cash Flow) are included in the computation of the Partnership's Cash Available for Distribution in the quarter received. As provided for in the Partnership Agreement, quarterly distributions are payable to the Partners within 60 days after the end of the quarter, exclusive of sales proceeds. The total amount distributed or accrued was approximately $919,100 in 1995 and $1,081,300 in 1994 and 1993.

3.   TRANSACTIONS WITH RELATED PARTIES

Two Winthrop Properties, Inc. ("Two Winthrop"), the Managing General Partner, is a wholly owned subsidiary of First Winthrop Corporation ("First Winthrop"), which, in turn, is wholly owned by Winthrop Financial Associates, A Limited Partnership ("WFA").

At December 31, 1995, a subsidiary of First Winthrop remains a comanaging general partner in a Local Limited Partnership.

The General Partners are entitled to 7.5% of Cash Available for Distribution. The General Partners had been accrued or received cash distributions of approximately $68,900 in 1995 and $81,100 in 1994 and in 1993.

During the liquidation stage of the Partnership, the General Partners and their affiliates are entitled to receive certain distributions, subordinated to specified minimum returns to the Limited Partners as described in the Partnership Agreement.

4.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 1995, the Partnership has limited partnership equity interests in seven Local Limited Partnerships that own fully operating apartment complexes. These Local Limited Partnerships have outstanding mortgages totaling $21,261,070, which are secured by the Local Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

Since inception, the Partnership has made additional investments of $291,489 in several Local Limited Partnerships, $154,382 of which was accounted for as operating deficit advances and $137,107 as capital contributions by the Local Limited Partnerships. Additional investments in 1993 were $16,500. There were no additional investments in 1994 or 1995.

During 1988, the Partnership entered into agreements with the local General Partner of the Savannah River Associates Limited Partnership and Fayetteville Apartments. The agreement stipulates that the local General Partner will contribute additional capital in the aggregate of $250,000 to avoid an assignment of the mortgages by the mortgage lender to HUD. There is no obligation on the part of the General Partner to make any contribution when, in the exercise of reasonable business judgment, it is determined that it is not reasonably likely that the partners will realize a return on their investment sufficient to justify making such contribution. In exchange for this agreement to fund additional capital, the Partnership's interest in the sharing arrangements of profit, losses, cash flow and residuals has been reduced.

The investments in Local Limited Partnerships as of December 31, 1995 and 1994 are as follows:
- ------------------------------------------------------------

                                                                                                          1995
                                                                                           1994          Activity         1995
  Equity Payments made (including equity
      payments to partners of Local Limited
      Partnerships totaling $1,683,895)................                                 $19,619,971              --   $19,619,971
    Additional investments made in and
      recognized as operating deficit advances
      by Local Limited Partnerships....................                                     154,382              --       154,382
    Capitalized costs..................................                                     758,350              --       758,350
    Cash distributions from Local Limited Partnership                                   (23,305,946)       (186,573)  (23,492,519)
    Amortization of the capitalized costs
      and the costs in excess of the Partnership's
      initial basis in the net assets of the
      Local Limited Partnerships.......................                                    (540,014)          (3,780)   (543,794)
    Equity in income of Local Limited
     Partnerships......................................                                   3,207,921            9,422  3,217,343
    Income from Local Limited Partnership cash
     distributions.....................................                                     510,141          186,573    696,714
                                                        -------------------------------------------                  ------------
    Investment per balance sheet.......................                                     404,805               --     410,447
    Difference in basis (including equity payments paid
     to partners of Local Limited Partnerships
     totaling $1,683,895)..............................                                    (393,272)              --     (393,272)
    Additional investments made in and recognized
     as operating deficit advances by Local
     Limited Partnerships..............................                                     (39,482)              --      (39,482)
    Capitalized costs..................................                                    (758,350)              --     (758,350)
    Amortization of the capitalized costs and the costs
     in excess of the Partnership's initial basis in
     the net assets of the Local Limited Partnerships..                                     540,014            3,780       543,794
    Equity in loss of Local Limited Partnerships not
     recognizable under the equity method of accounting
     (Note 2)..........................................                                  (4,479,983)        (192,352)    (4,672,335)
    Capital contributions not recognized by the
     Partnership.......................................                                      81,000               --         81,000
    Distributions not recognized by the Partnership.....                                    (29,776)         (49,066)       (78,842)
    Income from Local Limited Partnership cash
     distributions.....................................                                    (510,141)        (186,573)      (696,714)
    Sale of interest in Local Limited Partnership......                                   2,213,406               --      2,213,406
                                                                                        -----------                     -----------
    Equity per Local Limited Partnerships' combined
     financial statements..............................                                 $(2,971,779)              --    $(3,390,348)
                                                                                        ===========                     ===========







The combined balance sheets of the Local Limited Partnerships at December 31, 1995 and 1994 are as follows:

- ---------------------------------------------------------------------------------------
                                                                                              1995                  1994
- -----------------------------------------------------------------------------------------------------------------
ASSETS
   Real Estate, at cost:
     Land..................................................                               $ 1,864,526            $ 1,864,526
     Buildings, net of accumulated depreciation of
      $15,157,598 and $14,194,342 in 1995 and 1994,
       respectively........................................                                11,082,169             11,985,885
   Cash and cash equivalents...............................                                   772,387                624,056
   Other assets, net of accumulated amortization of
     $318,330 and $300,547 in 1995 and 1994,
     respectively..........................................                                 1,636,702              1,666,070
                                                                                          ----------------------------------
   Total Assets............................................                               $15,355,784            $16,140,537
                                                                                          ==================================

LIABILITIES AND PARTNERS' CAPITAL
   Liabilities:
     Due to Winthrop Residential Associates III............                               $    33,407            $    33,407
     Notes payable.........................................                                   527,713                452,952
     Mortgage notes payable................................                                21,261,070             21,363,052
     Accounts payable and accrued expenses.................                                   962,328              1,296,663
                                                                                          ----------------------------------
                                                                                           22,784,518             23,146,074
                                                                                          ----------------------------------
   Partners' Capital:
     Winthrop Residential Associates III ..................                                (3,390,348)            (2,971,779)
     Other partners........................................                                (4,038,386)            (4,033,758)
                                                                                          ----------------------------------
                                                                                           (7,428,734)            (7,005,537)
                                                                                          ----------------------------------
   Total Liabilities and Partners' Capital.................                               $15,355,784            $16,140,537
                                                                                          ==================================

The combined statements of operations of the Local Limited Partnerships for the years ended December 31, 1995, 1994 and 1993 are as follows:

- ----------------------------------------------------------------------------------------
                                                                        1995                  1994                1993
- ----------------------------------------------------------------------------------------------------------------------
   Revenues:
    Rental income...........................                        $ 5,560,948           $ 5,304,688            $ 5,262,935
    Other income............................                            229,772               145,854                183,019
                                                                    --------------------------------------------------------
                                                                      5,790,720             5,450,542              5,445,954
                                                                    --------------------------------------------------------
   Expenses:
    Interest................................                          1,737,786             1,724,394              1,770,170
     Depreciation and amortization...........                           982,303             1,041,824              1,072,079
     Taxes and insurance.....................                           571,491               542,983                517,270
     Development and management fees.........                           313,052               282,787                278,528
     Maintenance and service fees............                           952,156               910,475              1,060,232
     General and administrative..............                         1,250,099             1,272,307              1,284,505
                                                                    --------------------------------------------------------
                                                                      5,806,887             5,774,770              5,982,784
                                                                    --------------------------------------------------------

   Net loss..................................                       $   (16,167)          $  (324,228)           $  (536,830)
                                                                    ========================================================

   Net loss allocated to Winthrop
    Residential Associates III..............                        $  (182,930)          $  (377,316)           $  (583,223)
                                                                    ========================================================
   Net income allocated to other
    partners................................                        $   166,763           $    53,088            $    46,393
                                                                    ========================================================

5.         TAX LOSS

The Partnership's tax loss for 1995 differs from net income for financial reporting purposes primarily due to accounting differences in the recognition of construction period costs, calculation of depreciation incurred by the Local Limited Partnerships, and losses not recognizable under the equity method. The tax loss for 1995 is as follows:

        Net income for financial reporting purposes..................   $  272,460

          Plus:   Amortization of the capitalized costs and the costs
                     in excess of the Partnership's initial basis in the
                     net assets of the Local Limited Partnerships.......        3,780

          Less:       Tax losses in excess of Equity in Local Limited
                      Partnerships' losses (due primarily to accelerated
                      depreciation)......................................     (159,961)

                      Income from Local Limited Partnership cash
                      distributions......................................     (186,573)

                      Equity in Local Limited Partnerships' losses for
                     financial statement purposes not recognizable
               under the equity method of accounting (Note 2).....     (192,352)
                                                                     ----------

        Tax loss.....................................................   $ (262,646)
                                                                        ==========


6.      LOCAL LIMITED PARTNERSHIPS

The Local Limited Partnership owning Autumn Chase, which had been in default since 1989, secured a Provisional Workout Arrangement with the Department of Housing and Urban Development (HUD) during 1994. Effective October 1, 1995, the Local Limited Partnership entered into a mortgage modification agreement which has satisfied the requirements of HUD.

During 1994, the Local Limited Partnership owning Clear Creek secured a Provisional Workout Arrangement with HUD which expired in July of 1995. The Local Limited Partnership secured an amended agreement which covers the period beginning December 1, 1995 and expires May 31, 1998.

The Local Limited Partnership owning Dunhaven Apartments, Section 2, Phase 2, defaulted on its mortgage obligation in June 1994. The mortgage was assigned to HUD on March 23, 1995. Management makes payments as funds become available, and they were delinquent as of December 31, 1995.

The Partnership is unable to determine at this time if these Local Limited Partnerships will be able to meet their financing requirements during the coming year. The Partnership is not obligated to fund operating deficits or mortgage loans of these Local Limited Partnerships. The Partnership's investment balance in these Local Limited Partnerships is zero at December 31, 1995.

SUPPLEMENTARY INFORMATION
REQUIRED PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT

- ----------------------------------------------------------------------------------------------
December 31, 1995                                         Three Months Ended  Year Ended
(unaudited)                                               December 31, 1995   December 31, 1995
- ---------------------------------------------------------------------------------------------------------------------------------
1.      Statement of Cash Available for Distribution:

Net (loss) income......................................   $   (17,484)        $   272,460
        Add: Charges to income not affecting cash
                    available for distribution:
                   Amortization expense.....................      945               3,780
                Cash distributions from Local Limited
                   Partnerships..............................    -                186,573
             Equity in loss (gain) of Local Limited
              Partnerships.............................        44,663              (9,422)
                   Income from Local Limited Partnership cash
                     distribution.............................  -                (186,573)
             Cash from reserves........................       161,103             652,285
                                                           ----------          ----------

Cash Available for Distribution........................    $  189,227          $  919,103
                                                           ==========          ==========

Distributions allocated to General Partners ...........    $   14,192          $   68,933
                                                           ==========          ==========

Distributions allocated to Limited Partners............    $  175,035          $  850,170
                                                           ==========          ==========


2. Fees or other compensation were paid or accrued to the General Partners or their affiliates during the three months ended December 31, 1995:



Entity Receiving      Form of
 Compensation         Compensation                           Amount

 General Partners     Interest in Cash
                      Available for Distribution            $14,192

 WFC Realty Co.       Interest in Cash                      $    35
                      Available for Distribution









All other information required pursuant to Section 9.4 of the Partnership Agreement is set forth in the attached financial statements and related notes or Annual Partnership Report.

Item 9.           Changes in and Disagreements on Accounting and
                  Financial Disclosure.

                  None.

                                                     PART III

Item 10.   Directors and Executive Officers of the Registrant.

       (a) and (b) Identification of Directors and Executive Officers. Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters effective its business. As of March 1, 1996, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:



                                                         Has Served as
                         Position Held with the          a Director or
Name and Age             Managing General Partner        Officer Since

Michael L. Ashner        Chief Executive Officer             1-96
                            and Director

Ronald J. Kravit         Director                            7-95

W. Edward Scheetz        Director                            7-95

Richard J. McCready      President and
                          Chief Operating Officer            7-95

Jeffrey D. Furber        Executive Vice President            1-96
                          and Clerk

Anthony R. Page          Chief Financial Officer             8-95
                          Vice President and
                          Treasurer

Peter Braverman         Senior Vice President                1-96

       (c)    Identification of Certain Significant Employees.   None.

       (d)    Family Relationships.   None.

       (e) Business Experience. The Managing General Partner was incorporated in Massachusetts in October 1978. The background and experience of the executive officers and directors of the

Managing General Partner, described above in Items 10(a) and (b), are as follows:

         Michael L. Ashner, age 44, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         W. Edward Scheetz, age 31, has been a Director of WFA since July 1995. Mr. Scheetz was a director of NPI from October 1994 until January 1996. Since May 1993, Mr. Scheetz has been a limited partner of Apollo Real Estate Advisors, L.P. ("Apollo"), the managing general partner of Apollo Real Estate Investment Fund, L.P., a private investment fund. Mr. Scheetz has also served as a Director of Roland International, Inc., a real estate investment company since January 1994, and as a Director of Capital Apartment Properties, Inc., a multi-family residential real estate investment trust, since January 1994. From 1989 to May 1993, Mr. Scheetz was a principal of Trammel Crow Ventures, a national real estate investment firm.

     Ronald Kravit, age 39, has been a Director of WFA since July 1995. Mr. Kravit has been associated with Apollo since August 1995. From October 1993 to August 1995, Mr. Kravit was a Senior Vice President with G. Soros Realty Advisors/Reichman International. Mr. Kravit was a Vice President and Chief Financial Officer of MAXXAM Property Company from July 1991 to October 1993.

     Richard J. McCready, age 37, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

     Jeffrey Furber, age 36, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

     Anthony R. Page, age 32, has been the Chief Financial Officer for WFA since August 1995. From July, 1994 to August 1995, Mr. Page was a Vice President with Victor Capital Group, L.P. and from 1990 to July 1994, Mr. Page was a Managing Director with Principal Venture Group. Victor Capital and Principal Venture are investment banks emphasizing on real estate securities, mergers and acquisitions.

       Peter Braverman, age 44, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr.
Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

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

Item 11.          Executive Compensation.

     The Partnership is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See Item 13, "Certain Relationships and Related Transactions.")

Item 12.          Security Ownership of Certain Beneficial Owners and
Management.

      (a)  Security ownership of certain beneficial owners.

      The General Partners own all the outstanding general partnership interests. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 15, 1996. Under the Partnership Agreement, the voting rights of the Limited Partners are limited.


      Under the Partnership Agreement, the right to manage the business of the Partnership is vested in the General Partners and is generally to be exercised only by the Managing General Partners, although approval of Linnaeus-Oxford is required as to all investments in Local Limited Partnerships and in connection with any votes or consents arising out of the ownership of a Local Limited Partnership interest.

      (b)  Security ownership of management.

      As of March 15, 1996, one Partner of WFA owns five Units in the Partnership and WFC Realty Co., Inc. owns 100 Units, which together is less than 1%. None of the officers, directors or the general partner of the General Partners own any Units.

      (c)  Changes in control.

      There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.          Certain Relationships and Related Transactions.

      The General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, alloca tions of taxable income, or loss and expense reimbursements from the Partnership. The amounts of these items and the times at which they are payable to the General Partners and their affiliates are described at pages 16-18 and 30-32 of the Prospectus under the captions "Management Compensation" and "Profits or Losses for Tax Purposes and Cash Distributions," which descriptions are incorporated herein by this reference.

      For the years ended December 31, 1995, 1994 and 1993, the Partnership allocated taxable in the General Partners of $20,434, $22,818 and $13,179, respectively. For the years ended December 31, 1995, 1994 and 1993, the Partnership paid or accrued cash distributions to the General Partners of $68,933, $81,097, and $81,096, respectively. For the year ended December 31, 1995, Village Square paid $103,484 of property management fees to Winthrop Management, an affiliate of WFA.

                                                      PART IV

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

      (b)   Reports on Form 8-K -  None

                                                    SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized as of this 29th day of March 1996.

                                            WINTHROP RESIDENTIAL ASSOCIATES III,
                                            A LIMITED PARTNERSHIP

                                            By: ONE WINTHROP PROPERTIES, INC.

                                                By: /s/ Michael L. Ashner
                                                        Michael L. Ashner
                                                        Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name               Title                     Date

/s/ Michael L. Ashner      Chief Executive         March 29, 1996
Michael L. Ashner          Officer and Director


/s/ Ronald J. Kravit       Director                March 29, 1996
Ronald J. Kravit


/s/ Anthony R. Page        Chief Financial Officer March 29, 1996
Anthony R. Page

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

10.A.       Sales Agency Agreement between Winthrop Residential
            Associates III, A Limited Partnership and
            Winthrop Securities Co., Inc. (incorporated herein by reference to the Registrant's Registration
            Statement on Form S-11, File No. 2-81033).

10.B.       Escrow Deposit Agreement among Winthrop
            Residential Associates III, A Limited
            Partnership, Winthrop Securities Co., Inc. and
            United States Trust Company (incorporated herein by reference to the Registrant's
            Registration Statement on Form S-11, File
            No. 2-81033).