Form 10QSB
period 1996-03-31
WINTHROP RESIDENTIAL ASSOCIATES III
filed 1996-05-15
CIK 711418

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                        OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________ to ___________

                          Commission file number 2-81033

           Winthrop Residential Associates III, A Limited Partnership
           ----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Maryland                                   04-2782016
     -------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

        One International Place, Boston, Massachusetts        02110
        --------------------------------------------------------------
            (Address of principal executive office)         (Zip Code)

         Registrant's telephone number, including area code (617) 330-8600



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---


                                      1 of 10

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1996

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

Balance Sheets (Unaudited)
                                                       March 31,    December 31,
                                                         1996          1995
                                                      -----------   -----------


Assets

Investments in Local Limited partnerships             $   416,000   $   410,000
                                                      -----------   -----------

Other Assets:

     Cash and cash equivalents                          1,427,000     1,609,000
     Interest receivable                                     --           7,000
                                                      -----------   -----------

         Total other assets                             1,427,000     1,616,000
                                                      -----------   -----------

         Total Assets                                 $ 1,843,000   $ 2,026,000
                                                      ===========   ===========



Liabilities and Partners' Capital

Liabilities:

Distribution payable                                  $   135,000   $   189,000
                                                      -----------   -----------

     Total Liabilities                                    135,000       189,000
                                                      -----------   -----------

Partners Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized, issued
   and outstanding - 25,005 Units                       2,977,000     3,096,000

General Partners (deficit)                             (1,269,000)   (1,259,000)
                                                      -----------   -----------


         Total Partners' Capital                        1,708,000     1,837,000
                                                      -----------   -----------

         Total Liabilities and Partners' Capital      $ 1,843,000   $ 2,026,000
                                                      ===========   ===========




                       See notes to financial statements.

                                     2 of 10

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1996


Statements of Operations (Unaudited)


                                                      For the Three Months Ended
                                                            March 31,  March 31,
                                                              1996        1995
                                                            ---------  ---------

Income:

     Interest income                                         $16,000     $30,000
                                                             -------     -------

         Total income                                         16,000      30,000
                                                             -------     -------

Expenses:

     Amortization                                               --         1,000
     General and administrative                               16,000       1,000
                                                             -------     -------

         Total expenses                                       16,000       2,000
                                                             -------     -------

Income from operations                                             0      28,000

Equity in income of Local Limited Partnerships                 6,000       7,000
                                                             -------     -------

Net income                                                   $ 6,000     $35,000
                                                             =======     =======

Net income per Unit of Limited Partnership Interest          $   .24     $  1.28
                                                             =======     =======

Distributions per Unit of Limited Partnership Interest       $  5.00     $ 10.00
                                                             =======     =======




                       See notes to financial statements.

                                     3 of 10

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1996


Statement of Changes in Partners' Capital (Unaudited)

                                    Units of
                                    Limited          General          Limited
                                  Partnership       Partners'        Partners'          Total
                                   Interest          Deficit          Capital          Capital
                                  -----------      -----------      -----------      -----------
Balance - January 1, 1996              25,005      $(1,259,000)     $ 3,096,000      $ 1,837,000

   Cash distributions accrued                          (10,000)        (125,000)        (135,000)
   Net income                                             --              6,000            6,000
                                  -----------      -----------      -----------      -----------

Balance - March 31, 1996               25,005      $(1,269,000)     $ 2,977,000      $ 1,708,000
                                  ===========      ===========      ===========      ===========




                       See notes to financial statements.

                                     4 of 10

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1996


Statements of Cash Flows (Unaudited)

                                                                For the Three Months Ended
                                                            March 31, 1996   March 31, 1995
                                                             -----------      -----------
Cash Flows from Operating Activities:

Net income                                                   $     6,000      $    35,000
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Amortization                                                   --              1,000
     Equity in income of Local Limited Partnerships               (6,000)          (7,000)

     Changes in assets and liabilities:
         Decrease in interest receivable                           7,000            1,000
                                                             -----------      -----------

     Net cash provided by operating activities                     7,000           30,000
                                                             -----------      -----------

Cash Flows From Financing Activities:

     Cash distributions paid                                    (189,000)        (270,000)
                                                             -----------      -----------

     Cash used in financing activities                          (189,000)        (270,000)
                                                             -----------      -----------

Net decrease in cash and cash equivalents                       (182,000)        (240,000)

Cash and cash equivalents, beginning of period                 1,609,000        2,338,000
                                                             -----------      -----------

Cash and cash equivalents, end of period                     $ 1,427,000      $ 2,098,000
                                                             ===========      ===========




                       See notes to financial statements.

                                     5 of 10

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                          FORM 10 - QSB MARCH 31, 1996

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       General

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1995.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.




                                     6 of 10

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                          FORM 10 - QSB MARCH 31, 1996


2.       Management's Discussion and Analysis or Plan of Operation

         This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

         Liquidity and Capital Resources

         As of March 31,1996, the Partnership retained an equity interest in seven Local Limited Partnerships, each of which owns a single apartment property. The Partnership's primary source of income is distributions from the Local Limited Partnerships. The Partnership requires cash to pay its general and administrative expenses or to make capital contributions to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

         To date, all cash requirements have been satisfied by interest income earned on short-term investments and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of March 31, 1996, the Partnership held operating reserves in the form of cash and cash equivalents of approximately $1,427,000 which is expected to be sufficient to fund any anticipated deficits. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide, at a minimum, interest income in an amount equal to the Partnership's annual general and administrative expenses. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions

         The Partnership is not obligated to provide any additional funds to the Local Limited Partnerships to fund operating deficits. The Partnership will determine on a case by case basis whether to fund any operating deficits. If a Local Limited Partnership sustains continuing operating deficits and has no other sources of funding, it is likely that it will eventually default on its mortgage obligations and risk a foreclosure on its property by the lender. If a foreclosure were to occur, the Local Limited Partnership would lose its investment in the property and would incur a tax liability due to the recapture of tax benefits taken in prior years. The Partnership, as an owner of the Local Limited Partnership, would share these consequences in proportion to its ownership interest in the Local Limited Partnership.

         During the first quarter of 1996, the Partnership accrued a distribution of $125,000 or $5.00 per unit to its limited partners and

         $10,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships. The Managing General Partner anticipates that it will be necessary to use the Partnership's reserves in order to maintain current distribution levels in the future.




                                      7 of 10

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                          FORM 10 - QSB MARCH 31, 1996


2.       Management's Discussion and Analysis or Plan of Operation
         (Continued)

         Results of Operations

         Income from operations prior to equity in net income of Local Limited Partnerships decreased by $28,000 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 due to a decrease in interest income of $14,000 and an increase in expenses of $14,000. Interest income decreased due to a decrease in cash and cash equivalents and lower interest rates earned during the three months ended March 31, 1996 as compared to March 31, 1995. The increase in expenses is attributable to a $15,000 increase in general and administrative expenses due to the payment of certain professional fees.




                                      8 of 10

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                          FORM 10 - QSB MARCH 31, 1996



Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K.

   (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   (b)   Reports on Form 8K: No Report on Form 8-K was filed during the period.




                                      9 of 10

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                          FORM 10 - QSB MARCH 31, 1996


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        BY:   ONE WINTHROP PROPERTIES, INC.
                              Managing General Partner



                               BY:______________________________
                                  /s/ Michael L. Ashner
                                  Chief Executive Officer


                               BY:______________________________
                                  /s/ Edward V. Williams
                                  Chief Financial Officer


                                  Dated: May 14, 1996

                                    10 of 10