Form 10QSB
period 1996-06-30
WINTHROP RESIDENTIAL ASSOCIATES III
filed 1996-08-13
CIK 711418

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission file number 2-81033

           Winthrop Residential Associates III, A Limited Partnership (Exact name of small business issuer as specified in its charter)

          Maryland                                      04-2782016
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

        One International Place, Boston, Massachusetts       02110
            (Address of principal executive office)        (Zip Code)

       Registrant's telephone number, including area code (617) 330-8600

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No_____

                                    1 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                           FORM 10-QSB JUNE 30, 1996

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets (Unaudited)
(In Thousands, Except Unit Data)
                                                    June 30,    December 31,
                                                      1996          1995
                                                    --------    ------------
Assets

Investments in Local Limited Partnerships           $   424       $   410
                                                    -------       -------
Other Assets:
     Cash and cash equivalents                        1,570         1,609
     Interest receivable                                 --             7
                                                    -------       -------
         Total other assets                           1,570         1,616
         Total Assets                               $ 1,994       $ 2,026
                                                    =======       =======

Liabilities and Partners' Capital

Liabilities:
Distribution payable                                $   135       $   189
                                                    -------       -------
     Total Liabilities                                  135           189
                                                    -------       -------
Partners Capital:
Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized, issued
   and outstanding - 25,005 Units                     3,116         3,096
General Partners (deficit)                           (1,257)       (1,259)
                                                    -------       -------
         Total Partners' Capital                      1,859         1,837
                                                    -------       -------
         Total Liabilities and Partners' Capital    $ 1,994       $ 2,026
                                                    =======       =======

                       See notes to financial statements.

                                    2 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                           FORM 10-QSB JUNE 30, 1996

Statements of Operations (Unaudited)
(In Thousands, Except Unit Data)
                                                         For the Three Months      For the Six Months
                                                                Ended                     Ended
                                                         June 30,    June 30,     June 30,     June 30,
                                                           1996        1995         1996         1995
                                                         --------    --------     --------     --------
Income:
   Income from Local Limited Partnership
        cash distributions                                $  287      $  186       $  287       $  186
   Equity in income of Local Limited Partnerships             10          11           16           18
   Interest income                                            20          32           36           62
                                                          ------      ------       ------       ------
     Total income                                            317         229          339          266
                                                          ------      ------       ------       ------
Expenses:
   Amortization                                                2           1            2            2
   General and administrative                                 29          29           45           31
                                                          ------      ------       ------       ------
     Total expenses                                           31          30           47           33
                                                          ------      ------       ------       ------
Net income                                                $  286      $  199       $  292       $  233
                                                          ======      ======       ======       ======
Net income per Unit of Limited Partnership Interest       $10.58      $ 7.36       $10.80       $ 8.62
                                                          ======      ======       ======       ======
Distributions per Unit of Limited Partnership Interest    $ 5.00      $10.00       $10.00       $20.00
                                                          ======      ======       ======       ======

                       See notes to financial statements.

                                    3 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                           FORM 10-QSB JUNE 30, 1996

Statement of Changes in Partners' Capital (Unaudited)
(In Thousands, Except Unit Data)

                              Units of
                               Limited      General     Limited
                             Partnership   Partners'   Partners'     Total
                              Interest      Deficit     Capital     Capital
                             -----------   ---------   ---------    -------
Balance - January 1, 1996       25,005      $(1,259)     $3,096      $1,837
   Distributions                                (20)       (250)       (270)
   Net income                                    22         270         292
                                ------      -------      ------      ------
Balance - June 30, 1996         25,005      $(1,257)     $3,116      $1,859
                                ======      =======      ======      ======

                       See notes to financial statements.

                                    4 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                           FORM 10-QSB JUNE 30, 1996

Statements of Cash Flows (Unaudited)
(In Thousands)
                                                     For the Six Months Ended
                                                   June 30, 1996   June 30, 1995
                                                   -------------   -------------
Cash Flows from Operating Activities:
Net income                                            $   292         $   233
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
     Amortization                                           2               2
     Equity in income of Local Limited Partnerships       (16)            (18)
     Income from Local Limited Partnership
         cash distributions                              (287)           (186)
     Changes in assets and liabilities:
         Decrease in interest receivable                    7              --
                                                      -------         -------
     Net cash (used in) provided by operating
         activities                                        (2)             31
                                                      -------         -------
Cash Flows From Investing Activities:
     Cash distributions from Local Limited
         Partnership                                      287             186
                                                      -------         -------
     Cash provided by investing activities                287             186
                                                      -------         -------
Cash Flows From Financing Activities:
     Cash distributions                                  (324)           (540)
                                                      -------         -------
     Cash used in financing activities                   (324)           (540)
                                                      -------         -------
Net decrease in cash and cash equivalents                 (39)           (323)
Cash and cash equivalents, beginning of period          1,609           2,339
                                                      -------         -------
Cash and cash equivalents, end of period              $ 1,570         $ 2,016
                                                      =======         =======

                       See notes to financial statements.

                                    5 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                          FORM 10 - QSB JUNE 30, 1996

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. General

   The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's report on Form 10-K for the year ended December 31, 1995.

   The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the June 30, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

   The results of operations for the three and six months ended June 30, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

                                    6 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                          FORM 10 - QSB JUNE 30, 1996

2. Management's Discussion and Analysis or Plan of Operation

   This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

   Liquidity and Capital Resources

   As of June 30,1996, the Partnership retained an equity interest in seven Local Limited Partnerships, each of which owns a single apartment property. The Partnership's primary source of income is distributions from the Local Limited Partnerships. The Partnership requires cash to pay its general and administrative expenses or to make capital contributions to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

   To date, all cash requirements have been satisfied by interest income earned on short-term investments and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of June 30, 1996, the Partnership had cash and cash equivalents of $1,570,000, as compared to $1,609,000 at December 31, 1995. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. With the exception of the Dunhaven Apartments property, as discussed below, the Partnership does not anticipate funding any operating deficits of any Local Limited Partnerships in 1996.

   The level of liquidity based on cash and cash equivalents experienced a $39,000 decrease at June 30, 1996, as compared to December 31, 1995. The Partnership's $287,000 of cash distributions from Local Limited Partnerships was more than offset by $324,000 distributed to partners and $2,000 of net cash used in operating activities.

   The Partnership is not obligated to provide any additional funds to the Local Limited Partnerships to fund operating deficits. The Partnership determines on a case by case basis whether to fund any operating deficits. If a Local Limited Partnership sustains continuing operating deficits and has no other sources of funding, it is likely that it will eventually default on its mortgage obligations and risk a foreclosure on its property by the lender. If a foreclosure were to occur, the Local Limited Partnership would lose its investment in the property and would incur a tax liability due to the recapture of tax benefits taken in prior years. The Partnership, as an owner of the Local Limited Partnership, would share these consequences in proportion to its ownership interest in the Local Limited Partnership.

   The loan encumbering Dunhaven Apartments, ("Dunhaven") is currently in default. The Partnership is currently negotiating with the general partner of the Local Limited Partnership which holds title to Dunhaven pursuant to which the Partnership, or an affiliate of the Partnership, would be appointed as general partner of the Dunhaven Local Limited Partnership

                                    7 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                          FORM 10 - QSB JUNE 30, 1996

2. Management's Discussion and Analysis or Plan of Operation
   (Continued)

   and the Partnership, or its affiliate, would satisfy the default on the loan. The current default amount is approximately $70,000. If the Partnership is unable to finalize a deal with the existing general partner, it is possible that the Dunhaven property could be lost through foreclosure.

   As of June 30, 1996, Partnership distributions (paid or accrued) aggregated $250,000 ($10.00 per Unit) to its limited partners and $20,000 to the general partners. The ability of the Partnership to continue to make distributions to its partners is dependent upon the financial performance of the Local Limited Partnerships. The Managing General Partner anticipates that it will be necessary to use the Partnership's reserves to make distributions for the balance of 1996.

   Results of Operations

   Net income increased for the six and three months ended June 30, 1996 by $59,000 and $87,000, respectively, as compared to 1995, primarily due to an increase in income from Local Limited Partnership cash distributions, which was partially offset by a decrease in interest income. The Local Limited Partnership owning Village Square Apartments distributed $287,000 during the six months ended June 30, 1996 as compared to $186,000 during the comparable 1995 period. It is anticipated that no further cash distributions will be received during 1996. Interest income decreased due to lower working capital reserves available for investment during the six months ended June 30, 1996, as compared to 1995. Expenses increased by $14,000 for the six months ended June 30, 1996, as compared to 1995, due to an increase in professional fees and related costs.

                                    8 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                          FORM 10 - QSB JUNE 30, 1996

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             27.  Financial Data Schedule

             99. Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                    9 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                          FORM 10 - QSB JUNE 30, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BY: ONE WINTHROP PROPERTIES, INC.
                                      Managing General Partner

                                  BY: /s/ Michael L. Ashner
                                      Michael L. Ashner
                                      Chief Executive Officer

                                  BY: /s/ Edward V. Williams
                                      Edward V. Williams
                                      Chief Financial Officer

                                      Dated: August 12, 1996

                                    10 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                                 JUNE 30, 1996

Exhibit Index

      Exhibit                                                           Page No.
      -------                                                           --------

27.   Financial Data Schedule                                              --

99.   Supplementary Information Required Pursuant to
      Section 9.4 of the Partnership Agreement.                            12

                                    11 of 12