Form 10QSB
period 1996-09-30
WINTHROP RESIDENTIAL ASSOCIATES III
filed 1996-11-07
CIK 711418

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 2-81033

                 Winthrop Residential Associates III, A Limited
                 ----------------------------------------------
               Partnership (Exact name of small business issuer as
                            specified in its charter)

        Maryland                                       04-2782016
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              One International Place, Boston, Massachusetts 02110
              ----------------------------------------------------
               (Address of principal executive office) (Zip Code)

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


                                     1 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1996

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

Balance Sheets (Unaudited)
                                                           September 30,    December 31,
(In Thousands, Except Unit Data)                               1996             1995
                                                           -------------    -------------
Assets

Investments in Local Limited Partnerships                  $         425    $         410
                                                           -------------    -------------

Other Assets:

      Cash and cash equivalents                                    1,437            1,609
      Interest receivable                                           --                  7
                                                           -------------    -------------

           Total other assets                                      1,437            1,616
                                                           -------------    -------------

           Total Assets                                    $       1,862    $       2,026
                                                           =============    =============

Liabilities and Partners' Capital

Liabilities:

Distribution payable                                       $          27    $         189
                                                           -------------    -------------

      Total Liabilities                                               27              189
                                                           -------------    -------------

Partners Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per Unit; authorized, issued
   and outstanding - 25,005 Units                                  3,094            3,096

General Partners (deficit)                                        (1,259)          (1,259)
                                                           -------------    -------------


           Total Partners' Capital                                 1,835            1,837
                                                           -------------    -------------

           Total Liabilities and Partners' Capital         $       1,862    $       2,026
                                                           =============    =============


                       See notes to financial statements.


                                     2 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1996


Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)
                                                          For the Three Months Ended       For the Nine Months Ended
                                                         September 30,   September 30,   September 30,   September 30,
                                                             1996            1995            1996            1995
                                                         -------------   -------------   -------------   -------------
Income:

   Income from Local Limited Partnership
        cash distributions                               $        --     $        --     $         287   $         186
   Equity in income of Local Limited Partnerships                    2              36              18              54
   Interest income                                                  19              26              55              88
                                                         -------------   -------------   -------------   -------------

     Total income                                                   21              62             360             328
                                                         -------------   -------------   -------------   -------------

Expenses:

   Amortization                                                      1               1               3               3
   General and administrative                                       17               5              62              35
                                                         -------------   -------------   -------------   -------------

     Total expenses                                                 18               6              65              38
                                                         -------------   -------------   -------------   -------------

Net income                                               $           3   $          56   $         295   $         290
                                                         =============   =============   =============   =============

Net income allocated to general partners                 $        --     $           4   $          22   $          22
                                                         =============   =============   =============   =============

Net income allocated to limited partners                 $           3   $          52   $         273   $         268
                                                         =============   =============   =============   =============

Net income per Unit of Limited Partnership Interest      $         .12   $        2.08   $       10.92   $       10.72
                                                         =============   =============   =============   =============

Distributions per Unit of Limited Partnership Interest   $        1.00   $        7.00   $       11.00   $       27.00
                                                         =============   =============   =============   =============

                       See notes to financial statements.

                                     3 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1996


Statement of Changes in Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)          Units of
                                          Limited           General          Limited
                                         Partnership       Partners'        Partners'          Total
                                          Interest          Deficit          Capital          Capital
                                        -------------    -------------    -------------    -------------
Balance - January 1, 1996                      25,005    $      (1,259)   $       3,096    $       1,837

    Distributions                                                  (22)            (275)            (297)
    Net income                                                      22              273              295
                                        -------------    -------------    -------------    -------------

Balance - September 30, 1996                   25,005    $      (1,259)   $       3,094    $       1,835
                                        =============    =============    =============    =============


                       See notes to financial statements.


                                     4 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1996


Statements of Cash Flows (Unaudited)
                                                               For the Nine Months Ended
                                                             September 30,    September 30,
(In Thousands)                                                   1996             1995
                                                             -------------    -------------
Cash Flows from Operating Activities:

Net income                                                   $         295    $         290
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
      Amortization                                                       3                3
      Equity in income of Local Limited Partnerships                   (18)             (54)
      Income from Local Limited Partnership
           cash distributions                                         (287)            (186)

      Changes in assets and liabilities:
           Decrease in interest receivable                               7                3
                                                             -------------    -------------

      Net cash provided by operating activities                       --                 56
                                                             -------------    -------------

Cash Flows From Investing Activities:

      Cash distributions from Local Limited Partnership                287              186
                                                             -------------    -------------

      Cash provided by investing activities                            287              186
                                                             -------------    -------------

Cash Flows From Financing Activities:

      Cash distributions                                              (459)            (811)
                                                             -------------    -------------

      Cash used in financing activities                               (459)            (811)
                                                             -------------    -------------

Net decrease in cash and cash equivalents                             (172)            (569)

Cash and cash equivalents, beginning of period                       1,609            2,339
                                                             -------------    -------------

Cash and cash equivalents, end of period                     $       1,437    $       1,770
                                                             =============    =============

                       See notes to financial statements.

                                     5 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1996

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's report on Form 10-K for the year ended December 31, 1995.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the September 30, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

     The results of operations for the three and nine months ended September 30, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

2.   Subsequent Event

     The loan encumbering Clear Creek Landing Apartments ("Clear Creek") was in default and was operating under a U.S. Housing and Urban Development ("HUD") provisional workout agreement (the "Agreement"). HUD sold the mortgage and under the terms of the Agreement, the new lender had the option to terminate such agreement on its anniversary date (November 1, 1996).

     In order to reinstate the mortgage to a current status and to protect the Partnership's interest in the property, in October 1996, the Partnership loaned approximately $412,000 to the Local Limited Partnership which owns Clear Creek. The Partnership will be entitled to a priority return on this amount which will earn simple interest of 10% per annum. In addition, the Partnership's $133,500 in previously subordinated loans to Clear Creek (as well as the prior general partner's $133,500 in previously subordinated loans), which had been converted to contributed capital, will revert back to subordinated loan status. Also, an affiliate of the general partner of the Partnership replaced the general partner of Clear Creek and became its sole general partner. The property will continue to be managed by an affiliate of the prior general partner.


                                     6 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1996


2.   Management's Discussion and Analysis or Plan of Operation

     This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

     Liquidity and Capital Resources

     As of September 30,1996, the Partnership retained an equity interest in seven Local Limited Partnerships, each of which owns a single apartment property. The Partnership's primary source of income is distributions from the Local Limited Partnerships. The Partnership requires cash to pay its general and administrative expenses or to make capital contributions or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

     To date, all cash requirements have been satisfied by interest income earned on short-term investments and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of September 30, 1996, the Partnership had cash and cash equivalents of $1,437,000, as compared to $1,609,000 at December 31, 1995. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. With the exception of the Dunhaven Apartments and Clear Creek Landings Apartments properties, as discussed below, the Partnership does not anticipate funding any operating deficits of any Local Limited Partnerships in 1996.

     The level of liquidity based on cash and cash equivalents experienced a $172,000 decrease at September 30, 1996, as compared to December 31, 1995. The Partnership's $287,000 of cash distributions from Local Limited Partnerships was more than offset by $459,000 distributed to partners.

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

                        FORM 10 - QSB SEPTEMBER 30, 1996


2.   Management's Discussion and Analysis or Plan of Operation
     (Continued)

     and the Partnership, or its affiliate, would satisfy the default on the loan. The current default amount is approximately $70,000. If the Partnership is unable to finalize a deal with the existing general partner, it is possible that the Dunhaven property could be lost through foreclosure.

     The loan encumbering Clear Creek was in default and was operating under a HUD provisional workout agreement. HUD sold the mortgage and under the terms of the Agreement, the new lender had the option to terminate such agreement on its anniversary date (November 1, 1996).

     In order to reinstate the mortgage to a current status and to protect the Partnership's interest in the property, in October 1996, the Partnership loaned approximately $412,000 to the Local Limited Partnership which owns Clear Creek. The Partnership will be entitled to a priority return on this amount which will earn simple interest of 10% per annum. In addition, the Partnership's $133,500 in previously subordinated loans to Clear Creek (as well as the prior general partners $133,500 in previously subordinated loans), which had been converted to contributed capital, will revert back to subordinated loan status. Also, an affiliate of the general partner of the Partnership replaced the general partner of Clear Creek and became its sole general partner. The property will continue to be managed by an affiliate of the prior general partner.

     As of September 30, 1996, Partnership distributions (paid or accrued) aggregated $275,000 ($11.00 per Unit) to its limited partners and $22,000 to the general partners. The Managing General Partner reduced the third quarter distribution to $27,000 and expects that the fourth quarter distribution will also be at the $27,000 level. The Managing General Partner will evaluate the level of future quarterly distributions in 1997 pending the financial performance of the Local Limited Partnerships.

     Results of Operations


     Net income increased for the nine months ended September 30, 1996 by $5,000, as compared to 1995, due to an increase in income from Local Limited Partnership cash distributions, which was substantially offset by decreases in interest income and equity in income of Local Limited Partnerships and an increase in general and administrative expenses. Net income decreased for the three months ended September 30, 1996 by $53,000, as compared to 1995, due to decreases in interest income and equity in income of Local Limited Partnerships and an increase in general and administrative expenses. The Local Limited Partnership owning Village Square Apartments distributed $287,000 during the nine months ended September 30, 1996 as compared to $186,000 during the comparable 1995 period. It is anticipated that no further cash distributions will be received during 1996. No cash distributions were received during the fourth quarter of 1995. Interest income decreased due to lower working capital reserves available for investment during the nine months ended September 30, 1996, as compared to 1995. Expenses increased by $27,000 for the nine months ended September 30, 1996, as compared to 1995, due to an increase in professional fees and related costs.


                                     8 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1996



Part II - Other Information


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               27.  Financial Data Schedule

               99. Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

          (b)  Reports on Form 8-K:

               On September 23, 1996 a current report on Form 8-K was filed with respect to the Registrant's change of Independent Auditors.


                                     9 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1996


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   BY:  ONE WINTHROP PROPERTIES, INC.
                                        Managing General Partner



                                   BY:  /S/ Michael L. Ashner
                                        -------------------------------------
                                        Michael L. Ashner
                                        Chief Executive Officer



                                   BY:  /S/ Edward V. Williams
                                        -------------------------------------
                                        Edward V. Williams
                                        Chief Financial Officer

                                        Dated:    November 7, 1996


                                    10 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                               SEPTEMBER 30, 1996

Exhibit Index


     Exhibit                                                     Page No.
     -------                                                     --------

27.  Financial Data Schedule                                          -

99.  Supplementary Information Required Pursuant to
     Section 9.4 of the Partnership Agreement.                        12


                                    11 of 12