Form 10KSB
period 1996-12-31
WINTHROP RESIDENTIAL ASSOCIATES III
filed 1997-03-31
CIK 711418

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

For the year ended December 31, 1996                           Commission  File
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

                      Units of Limited Partnership Interest
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                                               Cover page continued on next page

                                                               Cover Page 2 of 2

Registrant's revenues for its most recent fiscal year were $584,000.

No market exists for the limited partnership interests of the Registrant, and therefore, no aggregate market value can be computed.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part of the                             Document
Form 10-KSB                  Incorporated by Reference
-----------                  -------------------------

   I The Prospectus of the Registrant dated March 11, 1983 as supplemented on July 20, 1983

                  Pages 17-20 of the Property Report of the Partnership dated September 30, 1983

                  Pages 7-27 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1983

Transitional Small Business Disclosure Format:  Yes      No  X
                                                    ---     ---

                                     PART I

Item 1. Description of Business.

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

         The only business of the Partnership is investing as a limited partner in other limited partnerships that own, operate and otherwise deal with apartment properties with original financing insured by the U.S. Department of Housing and Urban Development ("HUD"). The Partnership's investment objectives and policies are described at pages 21-26 of its Prospectus dated March 11, 1983 (the "Prospectus") under the caption "Investment Objectives and Policies," which description is attached hereto as an exhibit and incorporated herein by this reference. The Prospectus was previously filed with the Commission pursuant to Rule 424(b).

Change in Control

         On December 22, 1994, Arthur J. Halleran, Jr., the sole general partner of Linnaeus Associates Limited Partnership ("Linnaeus"), the sole general partner of WFA, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprised the senior management of WFA, transferred the general partnership interest in Linnaeus to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"), an entity owned by certain employees of NACC. On July 18, 1995 Londonderry Acquisition II Limited Partnership ("Londonderry II"), a Delaware limited partnership, and affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty, and WFA acquired the sole general partnership interest in Linneaus-Oxford.

         As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, and which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II, an affiliate of Apollo, became the controlling entity of the General Partners. In connection with the transfer of control, the officers and directors of Two Winthrop resigned and Londonderry II appointed new officers and directors. See Item

9, "Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act."

Local Limited Partnerships

         The Partnership initially acquired equity interests in the form of limited partnership interests in 12 Local Limited Partnerships owning and operating apartment properties. The Partnership sold its interests in four Local Limited Partnerships owning the following properties: Fairfax Towers (October
1988); Harborside Apartments Phase II (February 1989); and Hunter's Ridge Apartments Phase I and Hunter's Ridge Apartments Phase II (October 1991). The Partnership lost its ownership interest in a fifth property, Liberty Square Townhomes, when HUD foreclosed on the Local Limited Partnership owning that property in February 1992. In addition, the Partnership reduced its interest in two Local Limited Partnerships, those owning Maple Manor and The Groves, during 1988 to 50%. See Item 2, "Description of Properties" for information relating to the Local Limited Partnerships' properties."

Defaults

         The Partnership holds limited partnership interests in Local Limited Partnerships which own apartment properties, all of which were originally financed with HUD-insured first mortgages. If a Local Limited Partnership defaults on a HUD-insured mortgage, the mortgagee can assign the defaulted mortgage to HUD and recover the principal owed on its first mortgage from HUD. HUD, in its discretion, may then either (i) negotiate a workout agreement with the Local Limited Partnership, (ii) sell the mortgage to another lender, or
(iii) pursue its right to transfer the ownership of the property from the Local Limited Partnership to HUD or a new lender if HUD sells its mortgage (collectively, the "Lender") through a foreclosure action. The objective of a workout agreement between an owner and the Lender is to secure the Lender`s sanction of a plan which, over time, will cure any mortgage delinquencies. While a workout agreement is effective and its terms are being met, the Lender agrees not to pursue any remedies available to it as a result of the default. If the owner does default under the terms of the workout agreement or if the Lender concludes that a property in default lacks the ability to generate sufficient revenue to cure its default, it may pursue its right to assume ownership of the property through foreclosure.

         Autumn Chase - The Local Limited Partnership owning Autumn Chase currently has Provisional Workout Arrangement in effect with HUD, which expires in April 2000.

         Dunhaven Apartments, Section 2 Phase 2 - The loan encumbering this property is currently in default. The Partnership is negotiating with the general partner of the Local Limited Partnership pursuant to which the Partnership, or an affiliate of the Partnership, would be appointed as general partner of the Local Limited Partnership and the Partnership, or its affiliate, would satisfy the default on the loan. The current default is approximately $60,000. If the Partnership is unable to finalize a deal with the general partner of the Local Limited Partnership, it is possible that the property could be lost through foreclosure.

         Clear Creek - The loan encumbering Clear Creek was in default and was operating under a Provisional Workout Agreement with HUD. HUD sold the mortgage and under the terms of the Agreement, the new lender had the option to terminate such agreement on November 1, 1996. In order to reinstate the loan to current status and to protect the Partnership's interest in the property, in October 1996 the Partnership loaned approximately $412,000 to the Local Limited Partnership which owns Clear Creek. In connection with this loan, the interests of the general partners in the Local Limited Partnership owning Clear Creek were converted into Class B Limited Partner interests and an affiliate of the Partnership was appointed as the general partner of Clear Creek, Ltd. For additional information with respect to this loan see "Item 7, Financial Statements - Note 4."

Employees

         The Partnership does not have any employees. Services are performed for the Partnership by the Managing General Partner, and agents retained by it.

Item 2.  Description of Properties.

         The following table sets forth certain information regarding the properties owned by the seven Local Limited Partnerships in which the Partnership has retained an interest and which continue to own apartment properties as of March 15, 1997:

                                                   Date of            Number of
Property Name              Location              Acquisition(1)         Units
-------------              --------              --------------         -----

Clear Creek Landing        Houston, TX              4-28-83              200
Apartments

Village Square             Manassas, VA             4-28-83              285
Apartments

Dunhaven Apartments,       Baltimore, MD            6-24-83               72
Section 2, Phase 1

Dunhaven Apartments,       Baltimore, MD            6-24-83               72
Section 2, Phase 2

The Groves Apartments      North Augusta, SC        7-29-83              132

Autumn Chase               Mobile, AL               9-19-83              120
Apartments

Maple Manor                Fayetteville, AR        10-30-83              128
Apartments

--------------------
(1) Represents the date on which the Partnership made its initial investment in the Local Limited Partnership

         The following table sets forth information relating to the first mortgage encumbering each of the Local Limited Partnership's properties:


                      Principal                                    Principal
                     Balance at                                     Balance
                     December 31,   Interest  Period    Maturity    Due at
Property               1996          Rate    Amortized    Date     Maturity
--------               ----          ----    ---------    ----     --------

Clear Creek          $2,635,872       7.5%   36 years  10/1/2018       (1)
Village Square        6,983,208       7.5%   38 years   9/1/2020       (1)
Dunhaven
 Apartments,

 Section 2, Phase 1   2,155,458       7.5%   36 years   2/1/2022       (1)
Dunhaven
 Apartments,
 Section 2, Phase 2   2,522,077       7.5%   40 years   2/1/2022       (1)
The Groves            1,982,807       7.5%   36 years   2/1/2019       (1)
 Apartments
Autumn Chase          3,144,324       7.5%   40 years  11/1/2024       (1)
Maple Manor           1,280,200       7.0%   31 years   2/1/2014       (1)

(1)  Loan is a self-amortizing loan.

      Descriptions of the properties and the terms upon which the Partnership acquired them are set forth at pages 32-45 of the Prospectus under the caption "Initial Investment"; pages 1-10 of the Supplement to the Prospectus dated July 20, 1983 (the "July 20, 1983 Supplement"), under the caption "Investments in Local Limited Partnerships"; pages 17-20 of the Property Report of the Partnership dated September 30, 1983, and pages 7-27 of the Partnership's Annual Report on Form 10-K filed March 31, 1984 under the caption "Item 1. Description of Business," all of which descriptions are attached hereto as an Exhibit and incorporated herein by this reference. The July 20, 1983 Supplement was filed with the Commission as Post Effective Amendment No. 2 to the Partnership's Registration Statement on Form S-11 (Registration No. 2-81033). See also Note 4 of Notes to Financial Statements included as a part of this Annual Report for additional information concerning the properties.

      The following chart provides comparative data for each property owned by the Local Limited Partnerships regarding occupancy rates and average market rental rates per apartment unit, for the last two years, where that data is available to the Partnership:

                            Average Monthly       Average Monthly Rental
                            Occupancy Rate (%)    Rate per Unit ($)

Property                    1996       1995       1996      1995
--------                    ----       ----       ----      ----

Clear Creek Landing        94.1        95.0       474       451
Village Square             88.6        86.4       645       645
Dunhaven Apartments,
  Section 2, Phase 1       92.0        91.9       555       546
Dunhaven Apartments,
  Section 2, Phase 2       90.0        92.6       561       548
The Groves                100.0        95.0       339       392
Autumn Chase               96.0        97.2       441       439
Maple Manor               100.0        98.2       330       338

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 1996:

                        Gross                                          Federal

                       Carrying    Accumulated                           Tax
Property                Value      Depreciation    Rate      Method     Basis
--------                -----      ------------    ----      ------     -----

Clear Creek           $4,974,229   $2,527,751     3-25 yrs.    S/L   $2,446,478
 Landing
Village Square         8,875,057    5,973,134     3-30 yrs.    S/L    2,901,923
Dunhaven Apartments,
  Section 2, Phase 1   2,232,962    1,370,142     3-30 yrs.  S/L,DD     862,820
Dunhaven Apartments,
  Section 2, Phase 2   2,486,365    1,268,765     3-30 yrs.  S/L,DD   1,271,600
The Groves             3,193,992    1,796,737     10-25 yrs.   S/L      408,308
Autumn Chase           3,460,132    1,713,410     7-30 yrs.    S/L      532,363
Maple Manor            2,890,654    1,460,631     10-25 yrs.   S/L      391,863

         Except for the potential acquisition of the general partnership interest in the Local Limited Partnership which owns Dunhaven Apartments,
Section II Phase II, as discussed in Item 1 above, the Partnership has no present intentions of investing any additional funds in the Local Limited Partnerships.

Item 3. Legal Proceedings.

         The Partnership is not a party, nor to the Partnership's knowledge are any of the Local Limited Partnerships, subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this report.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholders
        Matters.

         The Partnership is a partnership and thus has no common stock. There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

         As of March 31, 1997, there were 2,243 holders of the 25,000 Units.

         The Partnership Agreement requires that if the Partnership has Cash Available for Distribution it be distributed quarterly to the Partners in specified proportions. The Partnership Agreement defines Cash Available for Distribution as Cash Flow less cash designated by the Managing General Partner to be held for restoration or creation of reserves. Cash Flow, in turn, is defined as cash derived from the Local Limited Partnerships (but excluding sale or refinancing proceeds) and all cash derived from Partnership operations, less cash used to pay operating expenses of the Partnership. During the years ended December 31, 1996 and 1995, the Partnership has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

             Distribution with                 Amount of Distribution
             Respect to Quarter Ended          Per Unit
             ------------------------          --------

                                       1996            1995
                                       ----            ----

         March 31                      5.00           10.00
         June 30                       5.00           10.00
         September 30                  1.00            7.00
         December 31                   1.00            7.00

Item 6.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

As of December 31, 1996, the Partnership retained an equity interest in six Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in a partnership in which an affiliate of the Partnership became the sole general partner in October 1996. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses of Clear Creek, general and administrative expenses or to make capital contributions or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

To date, all cash requirements have been satisfied by interest income earned on short-term investments and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of December 31, 1996, the Partnership had cash and cash equivalents of $980,000, as compared to $1,609,000 at December 31, 1995. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. With the exception of Clear Creek Landings Apartments, as discussed below, the Partnership did not fund any operating deficits to any Local Limited Partnerships in 1996.

The level of liquidity based on cash and cash equivalents experienced a $629,000 decrease at December 31, 1996, as compared to December 31, 1995. The Partnership's $250,000 of cash distributions from Local Limited Partnerships was more than offset by $487,000 distributed to partners and $281,000 of mortgage principal payments (financing activities).

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

The loan encumbering Dunhaven Apartments Phase II, ("Dunhaven") is in default. The Partnership is negotiating with the general partner of the Local Limited Partnership which holds title to Dunhaven pursuant to which the Partnership, or an affiliate of the Partnership, would be appointed as general partner of the Dunhaven Local Limited Partnership and the Partnership, or its affiliate, would satisfy the default on the loan. If the Partnership is unable to reach an agreement with the existing general partner, the Dunhaven property could be lost through foreclosure.

The loan encumbering Clear Creek Landing Apartments ("Clear Creek") was in default and was operating under a U.S. Housing and Urban Development ("HUD") provisional workout agreement (the "Agreement"). HUD sold the mortgage and under the terms of the Agreement, the new lender opted to terminate the agreement and demanded payment of all past due interest and principal.

In order to reinstate the mortgage to a current status and to protect the Partnership's interest in the property, in October 1996, the Partnership loaned approximately $412,000 to the Local Limited Partnership which owns Clear Creek. The Partnership will be entitled to a priority return on this amount which will earn simple interest of 10% per annum. In addition, the Partnership's $133,000 in previously subordinated loans to Clear Creek (as well as the prior general partner's $133,000 in previously subordinated loans), which had been converted to contributed capital, reverted back to subordinated loan status. Also, an affiliate of the general partner of the Partnership replaced the general partner of Clear Creek and became its sole general partner thus transferring control of Clear Creek to the Partnership. In conjunction with the transfer of control of Clear Creek the accompanying financial statements have been consolidated as of such date. All significant intercompany transactions and balances have been eliminated. The property will continue to be managed by one of the prior general partners.

As of December 31, 1996, Partnership distributions (paid or accrued) aggregated $300,000 ($12.00 per Unit) to its limited partners and $24,000 to the general partners. The Managing General Partner will evaluate the level of future quarterly distributions in 1997 pending the financial performance of Clear Creek and the Local Limited Partnerships.

Results of Operations

Net income decreased for the year ended December 31, 1996 by $92,000 as compared to 1995 due to the recognition of Clear Creek's loss of $23,000 for the period October through December 1996, decreases in interest income and equity in income of Local Limited Partnerships and an increase in general and administrative expenses. Interest income decreased due to lower working capital reserves available for investment during 1996, as compared to 1995. Expenses increased by $62,000 (excluding Clear Creek's expenses) primarily due to an increase in the Partnership's professional fees and related costs. The Local Limited Partnership owning Village Square Apartments distributed $250,000 during 1996 as compared to $187,000 during 1995.

Item 7. Financial Statements

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                        CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1996

                                      INDEX

                                                                   Page
                                                                   ----

Independent Auditors' Reports.....................................  F-2

Financial Statements:

Consolidated Balance Sheets as of December 31, 1996 and 1995......  F-4

Consolidated Statements of Income for the Years Ended
     December 31, 1996 and 1995...................................  F-5

Consolidated Statements of Partners' Capital for the Years Ended
     December 31, 1996 and 1995...................................  F-6

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1996 and 1995...................................  F-7

Notes to Consolidated Financial Statements........................  F-8

                          Independent Auditors' Report

To the Partners
Winthrop Residential Associates III, a Limited Partnership
Boston, Massachusetts

We have audited the accompanying consolidated balance sheet of Winthrop Residential Associates III, a Limited Partnership (a Maryland limited partnership) and subsidiary as of December 31, 1996 and the related consolidated statements of income, partners' capital and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of the Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting and were written down to zero (see Note 1). Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winthrop Residential Associates III, a Limited Partnership and subsidiary as of December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                   /s/ Imowitz Koenig & Co., LLP

New York, New York
March 24, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of WINTHROP RESIDENTIAL ASSOCIATES III, A Limited Partnership (a Maryland limited partnership) as of December 31, 1995 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting and were written down to zero. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP as of December 31, 1995 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 20, 1996

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Unit Data)

                                                                DECEMBER 31,
                                                   ---------------------------------------
                                                           1996               1995
                                                   ------------------   ------------------

ASSETS
------

Investments in Local Limited Partnerships          $             390    $             411
Cash and Cash Equivalents                                        980                1,609
Other Assets                                                      64                    7
Real Estate (net of accumulated
     depreciation of $2,528)                                   2,446                    -
                                                   ------------------   ------------------

      Total Assets                                 $           3,880    $           2,027
                                                   ==================   ==================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:

Accounts Payable and Accrued Expenses              $             128    $               -
Distribution Payable                                              27                  190
Mortgage Payable                                               2,636                    -
Subordinated Loan Payable                                        133                    -
                                                   ------------------   ------------------

      Total Liabilities                                        2,924                  190
                                                   ------------------   ------------------

Partners' Capital:

Limited Partners -
      Units of Limited Partnership Interest,
      $1,000 stated value per unit; 25,005
      units authorized, issued and outstanding                 2,282                3,097
General Partners (deficit)                                    (1,326)              (1,260)
                                                   ------------------   ------------------

      Total Partners' Capital                                    956                1,837
                                                   ------------------   ------------------

      Total Liabilities and Partners' Capital      $           3,880    $           2,027

                                                   ==================   ==================

            See notes to consolidated financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, Except Unit Data)

                                                                         YEARS ENDED DECEMBER 31,
                                                                  ---------------------------------------

                                                                          1996               1995
                                                                  ------------------   ------------------

Income:

Rental Income                                                     $             267    $               -
Income from Local Limited Partnerships
  cash distributions                                                            250                  187
Equity in (loss) income of Local Limited Partnerships                           (17)                   9
Interest                                                                         77                  111
Other                                                                             7                    9
                                                                  ------------------   ------------------

      Total Income                                                              584                  316
                                                                  ------------------   ------------------

Expenses:

Operating                                                                       149                    -
Interest                                                                         56                    -
Depreciation and amortization                                                    49                    4
General and Administrative                                                      150                   40
                                                                  ------------------   ------------------

      Total Expenses                                                            404                   44
                                                                  ------------------   ------------------

Net Income                                                        $             180    $             272
                                                                  ==================   ==================

Net income allocated to General Partners                          $              13    $              20
                                                                  ==================   ==================

Net income allocated to Limited Partners                          $             167    $             252

                                                                  ==================   ==================

Net Income per Unit of Limited Partnership Interest               $            6.68    $            10.08
                                                                  ==================   ==================

Distributions per Unit of Limited Partnership Interest            $           12.00    $            33.99
                                                                  ==================   ==================


                 See notes to consolidated financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                        (In Thousands, Except Unit Data)

                                    Units of
                                     Limited     General     Limited
                                    Partnership Partners'   Partners'     Total
                                    Interest     Deficit     Capital     Capital
                                    ----------  ----------  ----------  ----------

Balance - January 1, 1995              25,005   $  (1,211)  $   3,695   $   2,484

    Net Income                                         20         252         272
    Distributions                                     (69)       (850)       (919)
                                    ----------  ----------  ----------  ----------

Balance - December 31, 1995            25,005      (1,260)      3,097       1,837

    Net Income                                         13         167         180
    Distributions                                     (24)       (300)       (324)
    Adjustment due to Consolidation                   (55)       (682)       (737)
                                    ----------  ----------  ----------  ----------

Balance - December 31, 1996            25,005   $  (1,326)  $   2,282   $     956
                                    ==========  ==========  ==========  ==========

                 See notes to consolidated financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In Thousands, Except Unit Data)

                                                                         YEARS ENDED DECEMBER 31,
                                                                  ---------------------------------------

                                                                        1996                 1995
                                                                  ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $             180    $             272
Adjustments to reconcile net income to net cash provided
  by operating activities:

      Depreciation                                                               45                    -
      Amortization                                                                4                    4
      Equity in net loss (income) of Local Limited Partnership                   17                   (9)

Changes in assets and liabilities:

      Decrease in other assets                                                   28                    3
      Decrease in accounts payable and
         accrued expenses                                                      (135)                   -
                                                                  ------------------   ------------------

Net cash provided by operating activities                                       139                  270
                                                                  ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Mortgage principal payments                                              (281)                   -
      Distributions to partners                                                (487)              (1,000)
                                                                  ------------------   ------------------

Cash used in financing activities                                              (768)              (1,000)
                                                                  ------------------   ------------------

Net decrease in cash                                                           (629)                (730)

Cash, Beginning of Year                                                       1,609                2,339
                                                                  ------------------   ------------------

Cash, End of Year                                                 $             980    $           1,609
                                                                  ==================   ==================

Supplemental Disclosure of Cash Flow Information


      Interest paid in cash                                       $             185    $               -
                                                                  ==================   ==================

Supplemental Disclosure of Non-Cash Financing and Investing Activities

      Accrued Distributions to Partners                           $              27    $             189
                                                                  ==================   ==================

      See Notes 1 and 4 with respect to consolidation of Clear Creek

                 See notes to consolidated financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Winthrop Residential Associates III, a Limited Partnership (the "Partnership") was organized on June 28, 1982 under the Uniform Limited Partnership Act of the State of Maryland to invest in limited partnerships (the "Local Limited Partnerships") which develop, manage, operate and otherwise deal in government - assisted apartment complexes and which do not significantly restrict distributions to owners or the rate of return on investments in such properties. The Partnership has investments in six Local Limited Partnerships each owning an apartment complex. Additionally, the Partnership owns an 88.5% limited partnership interest in Clear Creek Ltd. ("Clear Creek") a partnership in which an affiliate of the Partnership became the Managing General Partner in October 1996.

     The Partnership was capitalized with $25,000,000 of contributions representing 25,000 investor limited partnership units. The offering closed in July, 1983. The general partners and the initial limited partner (5 units) contributed $8,000.

     Consolidation

     In conjunction with the October 1996 transfer of control of Clear Creek to an affiliate of the Partnership's general partner, the accompanying financial statements have been prepared on a consolidated basis, including the accounts of Clear Creek, from the date of transfer of control. All significant intercompany transactions and balances have been eliminated. Losses of Clear Creek have not been allocated to its minority interests since there is no obligation on the part of the minority partners to fund such losses. Prior to October 1996, Clear Creek was a Local Limited Partnership accounted for under the equity method.

     Accounting Change

     On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

     Cash and Cash Equivalents


     The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of cash and equivalents approximates its fair value due to its short term nature.

     Uses of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                                   (Continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Investments in Local Limited Partnerships

     The Partnership accounts for its investment in each Local Limited Partnership using the equity method. Under the equity method of accounting, the investment cost is subsequently adjusted by the Partnership's share of the Local Limited Partnership's results of operations and by distributions received. Costs relating to the acquisition and selection of the investment in the Local Limited Partnerships are capitalized to the investment account and amortized over the life of the investment. Costs in excess of the Partnership's initial basis in the net assets of the Local Limited Partnership are amortized over the estimated useful lives of the underlying assets. Equity in the loss of Local Limited Partnerships and amortization of investment costs and costs in excess of initial basis are not recognized to the extent that the investment balance would become negative since the Partnership is not obligated to advance funds to the Local Limited Partnerships.

     Depreciation

     Depreciation is computed by the straight-line method over an estimated useful life of 25 years for buildings and improvements and 3 to 5 years for furnishings.

     Net Income Per Limited Partnership Unit

     The net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the 25,005 units outstanding.

     Income Taxes


     Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

     Concentration of Credit Risk

     Principally all of the Partnership's cash and cash equivalents consist of a mutual fund that invests in U.S. treasury bills and repurchase agreements with original maturity dates of three months or less.

2.   ALLOCATION OF PROFITS, LOSSES AND DISTRIBUTIONS

     In accordance with the partnership agreement, profits and losses and cash available for distribution not arising from a sale or refinancing shall be allocated 7.5% to the general partners and 92.5% to the limited partners. Distributions of proceeds arising from a sale or refinancing are allocated first to the limited partners to the extent of their Adjusted Capital Contribution (as defined) and then in accordance with the partnership agreement.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                                   (Continued)

3.   TRANSACTIONS WITH RELATED PARTIES

     Two Winthrop Properties, Inc. ("Two Winthrop"), the Managing General Partner, is a wholly owned subsidiary of First Winthrop Corporation ("First Winthrop"), which in turn is wholly owned by Winthrop Financial Associates, a limited partnership ("WFA"). A subsidiary of First Winthrop is one of the general partners in a Local Limited Partnership.

     An affiliate of the Managing General Partner received $102,000 and $103,000 in management fees from Local Limited Partnerships during 1996 and 1995, respectively. This affiliate was also entitled to receive approximately $3,000 of the Clear Creek management fee (see Note 4).

4.   MORTGAGE PAYABLE

     During 1996 the mortgage loan encumbering the Partnership's Clear Creek Apartments property was sold by HUD to a new lender unaffiliated with the Partnership. Clear Creek was in default at that time. The new lender subsequently demanded payment of all past due interest and principal. In October, 1996, the Partnership loaned Clear Creek $412,000 which is due on demand and bears interest at 10% per annum to bring the loan to current status.

     In conjunction with the loan to Clear Creek, an affiliate of the Managing

     General Partner of the Partnership became the sole general partner of Clear Creek. Additionally, the Partnership's $133,000 in previously subordinated loans to Clear Creek as well as the prior general partner's $133,000 in previously subordinated loans, which had been converted to contributed capital, reverted back to subordinated loan status. The subordinated loans, which are non-interest bearing are due on sale of the property. The prior general partner will continue to manage the property. Clear Creek's management fee has remained the same, however, a portion of the fee is now being paid to an affiliate of the Partnership's Managing General Partner for supervisory services.

     The mortgage, which is collateralized by the property, bears interest at 7.5% per annum, requires monthly payments of approximately $20,000 and matures in October 2018.

     Principal payments on the mortgage note are due as follows:

                    1997                                $    50,000
                    1998                                     54,000
                    1999                                     58,000
                    2000                                     62,000
                    2001                                     67,000
                    Thereafter                            2,345,000
                                                       ------------
                                                        $ 2,636,000
                                                       ============

     The estimated fair value of the Partnership's debt approximates its carrying amount.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                                   (Continued)

5.   REAL ESTATE

     Real estate is comprised of the following:

               Land                               $     500,000
               Buildings and Improvements             4,457,000
               Furnishings                               17,000
                                                ---------------
                                                      4,974,000
               Accumulated Depreciation              (2,528,000)
                                                ---------------
                                                  $   2,446,000
                                                ===============


6.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

     As of December 31, 1996, the Partnership has Limited Partnership equity interests in six Local Limited Partnerships each owning one apartment complex. Such interests are summarized as follows:

      Local Limited Partnership                             Percentage Ownership
      -------------------------                             --------------------

      Village Square Associates                                         50
      Walther Limited Partnership                                       95
      Walkinit Limited Partnership (Dunhaven Apartments Phase II        92
      Savannah River Associates Limited Partnership                     95
      Autumn Chase, Ltd.                                                99
      Fayettville Apartments Limited Partnership                        95

     In addition, the Partnership also holds an 88.5% limited partnership interest in Clear Creek, which was accounted for as a Local Limited Partnership prior to consolidation in October 1996.

     The above Local Limited Partnerships have outstanding mortgages, as of December 31, 1996, totaling $18,068,000, which are secured by the Local Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

     During 1996, the Partnership made no additional capital contributions in the Local Limited Partnerships. The Partnership loaned $412,000 to Clear Creek (see Note 4). As of December 31, 1996, the net cumulative operating deficits advanced to the Local Limited Partnerships was $154,000, which the Partnership has recorded as capital contributions.

     The loan encumbering Dunhaven Apartments Phase II, ("Dunhaven") is in default. The Partnership is negotiating with the general partner of the Local Limited Partnership which holds title to Dunhaven pursuant to which the Partnership, or an affiliate of the Partnership, would be appointed as general partner of the Dunhaven Local Limited Partnership and the Partnership, or its affiliate, would satisfy the default on the loan. If the Partnership is unable to reach an agreement with the existing general partner, it is possible that the Dunhaven property could be lost through foreclosure.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                                   (Continued)

6.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

     The investment balance in Local Limited Partnerships is as follows (in thousands):

                                                             DECEMBER 31,         1996             DECEMBER 31,
                                                                1995             Activity              1996
                                                           -----------------  ----------------   -----------------
     Equity payments                                       $         19,620   $                  $          19,620
     Additional investments made to and recognized
       as operating deficit advances by the Local
       Limited Partnerships                                             154                                    154
     Capitalized costs                                                  758                                    758
     Cash distributions from Local Limited Partnerships             (23,492)             (250)             (23,742)
     Amortization of the capitalized costs and the costs
       in excess of the Partnership's initial basis in the
       net assets of the Local Limited Partnerships                    (544)               (4)                (548)
     Equity in income of Local Limited Partnerships                   3,218               (17)               3,201
     Income from Local Limited Partnership cash
      distributions                                                     697               250                  947
                                                           -----------------  ----------------   -----------------
     Investments per balance sheet                                      411               (21)                 390
       Difference in basis (including equity payments
         paid to partners of two Local Limited
         Partnerships)                                                 (393)                                  (393)
     Additional investments paid to and recognized as
       operating deficit advances by Local Limited
       Partnerships                                                     (40)                                   (40)
     Capitalized costs                                                 (758)                                  (758)
     Amortization of the capitalized costs and the costs
       in excess of the Partnership's initial basis in the
       net assets of the Local Limited Partnerships                     544                 4                  548
     Equity in loss of Local Limited Partnerships not
       recognizable under the equity method of
       accounting                                                    (4,672)              (29)              (4,701)
     Capital contributions not recognized by the
       Partnership                                                       81                                     81
     Distributions not recognized by the Partnership                    (79)                                   (79)
     Income from Local Limited Partnership cash
      distributions                                                    (697)             (250)                (947)

     Sale of interest in Local Limited Partnership                    2,213                                  2,213

     Consolidation of Local Limited Partnership                           0               360                  360
                                                           -----------------  ----------------   -----------------
     Deficit per Local Limited Partnerships' combined
       financial statements                                $         (3,390)  $            64    $          (3,326)
                                                           =================  ================   =================


           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP


                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                                   (Continued)

6.    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

      The combined balance sheets of the Local Limited Partnerships are as follows (in thousands):

                                                                        DECEMBER 31,
                                                           ---------------------------------------

                                                                 1996                 1995
                                                           ------------------   ------------------
      ASSETS

      Real estate, at cost:
        Land                                               $           1,365    $           1,865
        Buildings, net of accumulated depreciation
          of $13,583 and $15,158 in 1996
          and 1995, respectively                                       8,278               11,082
        Cash and cash equivalents                                        891                  772
        Other assets, net of accumulated amortization
          of $336 and $318 in 1996 and
          1995, respectively                                           1,461                1,637
                                                           ------------------   ------------------

        Total Assets                                       $          11,995    $          15,356
                                                           ==================   ==================

        LIABILITIES AND PARTNERS' DEFICIT

        Liabilities:
          Notes payable                                    $             534    $             528
          Loans payable                                                   33                   34
          Mortgage notes payable                                      18,068               21,261
          Accounts payable and accrued expenses                          517                  962
                                                           ------------------   ------------------

          Total Liabilities                                           19,152               22,785
                                                           ------------------   ------------------

        Partners' Deficit:
          Winthrop Residential Associates III                         (3,326)              (3,390)
          Other partners                                              (3,831)              (4,039)
                                                           ------------------   ------------------

          Total Deficit                                               (7,157)              (7,429)
                                                           ------------------   ------------------


        Total Liabilities and Partners' Deficit            $          11,995    $          15,356
                                                           ==================   ==================

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                                   (Continued)

6.    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

      The combined statements of operations of the Local Limited Partnerships are as follows (in thousands):


                                                                               DECEMBER 31,
                                                                  ---------------------------------------

                                                                        1996                 1995
                                                                  ------------------   ------------------

        Income:
          Rental income                                           $           5,343    $           5,561
          Other income                                                          186                  230
                                                                  ------------------   ------------------

          Total Income                                                        5,529                5,791
                                                                  ------------------   ------------------

        Expenses:
          Interest                                                            1,580                1,738
          Depreciation and amortization                                         927                  982
          Taxes and insurance                                                   547                  572
          Management and administration fees                                    301                  313
        Repairs and maintenance                                                 798                  952
          General and administrative                                          1,194                1,250
                                                                  ------------------   ------------------

          Total Expenses                                                      5,347                5,807
                                                                  ------------------   ------------------

        Net loss                                                  $             182    $             (16)
                                                                  ==================   ==================

        Net loss allocated to
        Winthrop Residential Associates III                       $             (69)   $            (183)
                                                                  ==================   ==================

        Net income allocated to
        other partners                                            $             251    $             167
                                                                  ==================   ==================


           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                                   (Continued)

7.   TAXABLE INCOME

     The Partnership's taxable loss differs from the net income for financial reporting purposes as follows (in thousands):

                                                                           1996                     1995
                                                                    ------------------      ------------

Net income for financial reporting purposes                         $           180         $        272

     Plus:       Amortization of capitalized costs and the
                 costs in excess of the Partnership's initial
                 basis in the net assets of the Local Limited
                 Partnerships.                                                    4                    4

     Less:       Equity in Local Limited Partnerships' tax
                 loss in excess of financial statement loss
                 (due primarily to the depreciation differences
                 caused by ACRS and amount capitalized for
                 construction)                                                (166)                 (159)

                 Equity in Local Limited Partnerships' losses
                 not recognizable under the equity method of
                 accounting for financial reporting purposes                   (29)                 (192)

                 Income from Local Limited Partnership cash
                 distributions                                                (250)                 (187)
                                                                    --------------          ------------

Taxable loss                                                        $         (261)         $       (262)
                                                                    ==============          ============

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure.

         Effective September 19, 1996, the Partnership dismissed its prior Independent Auditors, Arthur Andersen LLP ("Arthur Andersen") and retained as its new Independent Auditors, Imowitz Koenig & Co., LLP ("Imowitz Koenig"). Arthur Andersen's Independent Auditors' Report on the Partnership's financial statements for calendar year ended December 31, 1995, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Partnership's managing general partner's directors. During calendar year ended 1995 and through September 19, 1996, there were no disagreements between the Partnership and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         Effective September 19, 1996, the Partnership engaged Imowitz Koenig as its Independent Auditors. The Partnership did not consult Imowitz Koenig regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-B prior to September 19, 1996.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

       The Partnership has no officers or directors. Two Winthrop Properties, Inc., the managing partner of the Partnership (the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters effective its business. As of March 1, 1997, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                        Has Served as
                             Position Held with the     a Director or
Name                         Managing General Partner   Officer Since
----                         ------------------------   -------------

Michael L. Ashner            Chief Executive Officer      1-96
                              and Director

Richard J. McCready          President and
                             Chief Operating Officer      7-95

Jeffrey Furber               Executive Vice President     7-95
                             and Clerk

Edward Williams              Chief Financial Officer      4-96
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President        1-96

         Michael L. Ashner, age 45, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Richard J. McCready, age 38, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.


         Jeffrey Furber, age 37, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

         Edward V. Williams, age 56, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 45, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

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

         Except as indicated above, neither the Partnership nor the Managing General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of the Managing General Partner.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Partnership under Rule 16a-3(e) during the Partnership's most recent fiscal year and Forms 5 and amendments thereto furnished to the Partnership with respect to its most recent fiscal year, the Partnership is not aware of any director, officer or beneficial owner of more than ten percent of the units of limited partnership interest in the Partnership that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10. Executive Compensation.

         The Partnership is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See Item 13, "Certain Relationships and Related Transactions.")

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         (a) Security ownership of certain beneficial owners.

         The General Partners own all the outstanding general partnership interests. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 15, 1997. Under the Partnership Agreement, the voting rights of the Limited Partners are limited.

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

         (b) Security ownership of management.

         As of March 15, 1997, WFC Realty Co., Inc. owns 95 Units, which is less than 1%. None of the officers, directors or the general partner of the General Partners own any Units.

         (c) Changes in control.

         There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 12. Certain Relationships and Related Transactions.

         For the years ended December 31, 1996 and 1995, the Partnership allocated taxable loss to the General Partners of $22,417 and $20,434, respectively. For the years ended December 31, 1996, and 1995, the Partnership paid or accrued cash distributions to the General Partners of $24,189 and $68,933, respectively. For the year ended December 31, 1996 and 1995, Village Square paid $101,709 and $103,484, respectively, of property management fees to Winthrop Management, an affiliate of WFA.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized as of this 31st day of March 1997.

                              WINTHROP RESIDENTIAL ASSOCIATES III,
                              A LIMITED PARTNERSHIP

                              By: ONE WINTHROP PROPERTIES, INC.
                                  --------------------------------

                                  By: /s/ Michael L. Ashner
                                  --------------------------------
                                      Michael L. Ashner
                                      Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name               Title                       Date
--------------               -----                       ----

/s/ Michael L. Ashner      Chief Executive           March 31, 1997
------------------------   Officer and Director
Michael L. Ashner

/s/ Edward V. Williams     Chief Financial Officer   March 31, 1997
------------------------
Edward V. Williams

                                INDEX TO EXHIBITS

Exhibit
Number               Title of Document                                     Page
------               -----------------                                     ----

3.A.     Agreement and Certificate of Limited
         Partnership of Winthrop    Residential
         Associates III, A Limited Partnership,
         dated as of June 28, 1982 (incorporated
         herein by reference to the Partnership's
         Registration Statement on Form S-11, File No. 2-81033).

3.B.     Twelfth Amendment dated as of January 24,
         1984 to the Agreement and Certificate of Limited Partnership (incorporated herein by reference to the Partnership's Annual Report on Form 10-K filed March 30, 1984, File No. 2-81033).

  4.     Agreement and Certificate of Limited
         Partnership of Winthrop Residential
         Associates III, A Limited Partnership, dated as of June
         28, 1982 (incorporated herein by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995)

10A.     Sales Agency Agreement between Winthrop Residential
         Associates III, A Limited Partnership and
         Winthrop Securities Co., Inc. (incorporated herein by reference to the Registrant's Registration
         Statement on Form S-11, File No. 2-81033).

10B.     Escrow Deposit Agreement among Winthrop
         Residential Associates III, A Limited
         Partnership, Winthrop Securities Co., Inc. and
         United States Trust Company (incorporated herein by reference to the Registrant's
         Registration Statement on Form S-11, File
         No. 2-81033).

16.      Letter dated September 19, 1996 from Arthur Andersen LLP
         (incorporated by referenced to the Partnership's Current
         Report on Form 8-K dated September 19, 1996).

27.      Financial Data Schedule

99.      Supplementary Information Required
         Pursuant to Section 9.4 of the Partnership
         Agreement.