Form 10QSB
period 1997-03-31
WINTHROP RESIDENTIAL ASSOCIATES III
filed 1997-05-15
CIK 711418

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________

                        Commission file number 2-81033

                Winthrop Residential Associates III, A Limited Partnership
             (Exact name of small business issuer as specified in its charter)

       Maryland                                         04-2782016
--------------------                              --------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

             One International Place, Boston, Massachusetts 02110
             ----------------------------------------------------
   (Address of principal executive office)                    (Zip Code)

      Registrant's telephone number, including area code (617) 330-8600


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____


                                   1 of 12

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997

                    PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

Consolidated Balance Sheets (Unaudited)
                                                   March 31,       December 31,
(In Thousands, Except Unit Data)                     1997              1996
                                                   ---------       ------------
Assets

Investments in Local Limited Partnerships          $    401        $      390
Cash and Cash Equivalents                               963               980
Other Assets                                             98                64
Real Estate (net of accumulated depreciation
  of $2,572 in 1997 and $2,528 in 1996)               2,402             2,446
                                                   --------        ----------
  Total Assets                                     $  3,864        $    3,880
                                                   ========        ==========

Liabilities and Partners' Capital

Liabilities:

Accounts Payable and Accrued Expenses              $    112        $      128
Distribution Payable                                     27                27
Mortgage Payable                                      2,624             2,636
Subordinated Loan Payable                               133               133
                                                   --------        ----------
  Total Liabilities                                   2,896             2,924
                                                   --------        ----------
Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,005 units
   authorized, issued and outstanding                 2,293             2,282

General Partners (deficit)                           (1,325)           (1,326)
                                                   --------        ----------
    Total Partners' Capital                             968               956
                                                   --------        ----------
    Total Liabilities and Partners' Capital        $  3,864        $    3,880
                                                   ========        ==========



               See notes to consolidated financial statements.

                                   2 of 12

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997


Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)
                                                     For the Three Months Ended
                                                       March 31,     March 31,
                                                         1997          1996
                                                       ---------     ---------
Income:

Rental Income                                          $    261      $      -
Equity in income of Located Limited Partnerhips              13             6
Interest                                                     12            16
Other                                                         8             -
                                                      ---------     ---------
 Total Income                                               294            22
                                                      ---------     ---------
Expenses:

Operating                                                   122             -
Interest                                                     49             -
Depreciation and amortization                                46             -
General and administrative                                   38            16
                                                      ---------     ---------
 Total Expenses                                             255            16
                                                      ---------     ---------
Net income                                             $     39      $      6
                                                      =========     =========
Net income allocated to General Partners               $      3      $      -
                                                      =========     =========
Net income allocated to Limited Partners               $     36      $      6
                                                      =========     =========
Net Income per Unit of Limited Partnership Interest    $   1.44      $    .24
                                                      =========     =========
Distributions per Unit of Limited Partnership Interest $   1.00      $   5.00
                                                      =========     =========



               See notes to consolidated financial statements.

                                   3 of 12

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997


Consolidated Statement of Changes in Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)     Units of
                                     Limited      General     Limited
                                    Partnership  Partners'   Partners'   Total
                                     Interest     Deficit     Capital   Capital
                                    -----------  ---------   ---------  -------

Balance - January 1, 1997             25,005     $ (1,326)   $  2,282   $  956

  Distributions                                        (2)        (25)     (27)
  Net Income                                            3          36       39
                                      ------     ---------   ---------  --------
Balance - March 31, 1997              25,005     $ (1,325)   $  2,293   $   968
                                      ======     =========   =========  ========




                See notes to consolidated financial statements.

                                    4 of 12

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997


Consolidated Statements of Cash Flows (Unaudited)
                                                    For the Three Months Ended
                                                     March 31,       March 31,
(In Thousands)                                         1997            1996
                                                     ---------       ---------

Cash Flows from Operating Activities:

Net income                                           $     39        $      6
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            46               -
  Equity in income of Local Limited Partnership           (13)             (6)

  Changes in assets and liabilities:
    (Increase) decrease in other assets                   (34)              7
    Decrease in accounts payable and accrued expense      (16)              -
                                                     ---------       ---------

  Net cash provided by operating activities                22               7
                                                     ---------       ---------

Cash Flows From Financing Activities:

  Mortgage principal payments                             (12)              -
  Distributions to partners                               (27)           (189)
                                                     ---------       ---------

  Cash used in financing activities                       (39)           (189)
                                                     ---------       ---------

Net decrease in cash and cash equivalents                 (17)           (182)

Cash and cash equivalents, beginning of period            980           1,609
                                                     ---------       ---------
Cash and cash equivalents, end of period             $    963        $  1,427
                                                     =========       =========

Supplemental Disclosure of Cash Flow Information

  Interest paid in cash                              $     49        $      -
                                                     =========       =========
Supplemental Disclosure of Non-Cash
  Investing Activities

  Accrued Distributions to Partners                  $     27        $    135
                                                     =========       =========




               See notes to consolidated financial statements.

                                   5 of 12

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.           General

             The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's report on Form 10-KSB for the year ended December 31, 1996.

             The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

             The results of operations for the three months ended March 31, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

2.           Consolidation

             In conjunction with the October 1996 additional investment in and transfer of control of Clear Creek Ltd. ("Clear Creek"), a Local Limited Partnership in which the Partnership owns an 88.5% limited partnership interest, to an affiliate of the Partnership's general partner, the accompanying financial statements have been prepared on a consolidated basis, including the accounts of Clear Creek, from the date of transfer of control. All significant intercompany transactions and balances have been eliminated. Prior to October 1996, Clear Creek was a Local Limited Partnership accounted for under the equity method.

3.           Transaction with Related Parties

             An affiliate of the Managing General Partner received approximately $29,000 in management fees from Local Limited Partnerships during 1997. This affiliate was also entitled to receive 25% or approximately $3,000 of the Clear Creek management fee.


                                   6 of 12

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1997

3.           Management's Discussion and Analysis or Plan of Operation

             This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

             Liquidity and Capital Resources

             As of March 31, 1997, the Partnership retained an equity interest in six Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in a partnership in which an affiliate of the Partnership became the sole general partner in October 1996. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses of Clear Creek, general and administrative expenses and to make capital contributions and/or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest.

             To date, all cash requirements have been satisfied by interest income earned on short-term investments and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of March 31, 1997, the Partnership had cash and cash equivalents of $963,000, as compared to $980,000 at December 31, 1996. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. The Partnership did not fund any operating deficits to any Local Limited Partnerships during the three months ended March 31, 1997.

             The level of liquidity based on cash and cash equivalents experienced a $17,000 decrease at March 31, 1997, as compared to December 31, 1996. The Partnership's $22,000 of cash provided by operating activities was more than offset by $12,000 of mortgage principal payments and $27,000 of cash distributed to partners (financing activities).

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

                                   7 of 12

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997


3.           Management's Discussion and Analysis or Plan of Operation
             (Continued)

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

             As of March 31, 1997, Partnership distributions (paid or accrued) aggregated $25,000 ($1.00 per Unit) to its limited partners and $2,000 to the general partners.

             Results of Operations

             Net income increased for the three months ended March 31, 1997 by $33,000, as compared to the three months ended March 31, 1996, due to the recognition of Clear Creek's net income of $20,000 for the period January through March 1997, an increase in equity in income of a Local Limited Partnership and an increase in other income.



                                   8 of 12

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997


Part II - Other Information


Item 6.      Exhibits and Reports on Form 8-K.

             (a)  Exhibits


                  27.      Financial Data Schedule

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended March 31, 1997.




                                   9 of 12

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997


                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     BY:    ONE WINTHROP PROPERTIES, INC.
                                            Managing General Partner



                                     BY:    /S/ Michael L. Ashner
                                            ------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer



                                     BY:    /S/ Edward V. Williams
                                            ------------------------------
                                            Edward V. Williams
                                            Chief Financial Officer

                                            Dated:     May 13, 1997



                                   10 of 12

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997

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