Form 10QSB
period 1997-06-30
WINTHROP RESIDENTIAL ASSOCIATES III
filed 1997-08-11
CIK 711418

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                     1 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1997

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets (Unaudited)

                                                    June 30,      December 31,
(In Thousands, Except Unit Data)                      1997            1996
                                                  ------------    ------------

Assets

Investments in Local Limited Partnerships         $        404    $        390
Cash and Cash Equivalents                                1,256             980
Other Assets                                               146              64
Real Estate (net of accumulated depreciation
  of $2,617 in 1997 and $2,528 in 1996)                  2,357           2,446
                                                  ------------    ------------
  Total Assets                                    $      4,163    $      3,880
                                                  ============    ============
Liabilities and Partners' Capital

Liabilities:

Accounts Payable and Accrued Expenses             $        127    $        128
Distribution Payable                                        27              27
Mortgage Payable                                         2,611           2,636
Subordinated Loan Payable                                  133             133
                                                  ------------    ------------
  Total Liabilities                                      2,898           2,924
                                                  ------------    ------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit;
   25,005 units authorized,
   issued and outstanding                                2,568           2,282

General Partners (deficit)                              (1,303)         (1,326)
                                                  ------------    ------------
    Total Partners' Capital                              1,265             956
                                                  ------------    ------------

    Total Liabilities and Partners' Capital       $      4,163    $      3,880
                                                  ============    ============




                See notes to consolidated financial statements.

                                    2 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1997

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                          For the Three Months Ended   For the Six Months Ended
                                            June 30,      June 30,        June 30,   June 30,
                                              1997          1996            1997       1996
                                            --------      --------        --------   --------
Income:

  Rental Income                             $    266      $      -        $    527   $      -
  Income from Local Limited Partnership
    cash distributions                           335           287             335        287
  Equity in income of Local Limited
    Partnerships                                   3            10              16         16
  Interest                                        16            20              28         36
  Other                                            3             -              11          -
                                            --------      --------        --------   --------
    Total Income                                 623           317             917        339
                                            --------      --------        --------   --------
Expenses:

  Operating                                      127             -             249          -
  Interest                                        58             -             107          -
  Depreciation and amortization                   45             2              91          2
  General and administrative                      69            29             107         45
                                            --------      --------        --------   --------
    Total Expenses                               299            31             554         47
                                            --------      --------        --------   --------
Net income                                  $    324      $    286        $    363   $    292
                                            ========      ========        ========   ========
Net income allocated to General Partners    $     24      $     22        $     27   $     22
                                            ========      ========        ========   ========
Net income allocated to Limited Partners    $    300      $    264        $    336   $    270
                                            ========      ========        ========   ========
Net Income per Unit of Limited Partnership  $  12.00      $  10.56        $  13.44   $  10.80
                                            ========      ========        ========   ========
Distributions per Unit of Limited Partners  $   1.00      $   5.00        $   2.00   $  10.00
                                            ========      ========        ========   ========






                See notes to consolidated financial statements.

                                    3 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1997

Consolidated Statement of Changes in Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)


                            Units of
                             Limited       General      Limited
                           Partnership    Partners'     Partners'      Total
                             Interest      Deficit       Capital      Capital
                           -----------    ---------     --------      -------
Balance-January 1, 1997         25,005    $  (1,326)    $  2,282      $   956

  Distributions                                  (4)         (50)         (54)
  Net income                                     27          336          363
                           -----------    ---------     --------      -------

Balance - June 30, 1997         25,005    $  (1,303)    $  2,568      $ 1,265
                           ===========    =========     ========      =======



                See notes to consolidated financial statements.

                                    4 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1997

Consolidated Statements of Cash Flows (Unaudited)

                                                   For the Six Months Ended
                                                     June 30,     June 30,
(In Thousands)                                         1997         1996
                                                     --------     --------

Cash Flows from Operating Activities:

Net income                                           $    363     $    292
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                          91            2
    Equity in income of Local Limited Partnership         (16)         (16)

  Changes in assets and liabilities:
    (Increase) decrease in other assets                   (82)           7
    Decrease in accounts payable and accrued
       expenses                                            (1)           -
                                                     --------     --------
  Net cash provided by operating activities               355          285
                                                     --------     --------
Cash Flows From Financing Activities:

  Mortgage principal payments                             (25)           -
  Cash distributions                                      (54)        (324)
                                                     --------     --------
  Cash used in financing activities                       (79)        (324)
                                                     --------     --------
Net increase (decrease) in cash and cash equivalents      276          (39)

Cash and cash equivalents, beginning of period            980        1,609
                                                     --------     --------
Cash and cash equivalents, end of period             $  1,256     $  1,570
                                                     ========     ========
Supplemental Disclosure of Cash Flow Information

  Interest paid in cash                              $    107     $      -
                                                     ========     ========
Supplemental Disclosure of Non-Cash
  Investing Activities

  Accrued Distributions to Partners                  $     27     $    135
                                                     ========     ========


                See notes to consolidated financial statements.

                                    5 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1997

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.           General

             The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

             The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the June 30, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

             The results of operations for the six months ended June 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

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

3.           Transaction with Related Parties

             An affiliate of the Managing General Partner received approximately $34,000 in management fees from Local Limited Partnerships during 1997. Another affiliate was also entitled to receive 25% or approximately $6,000 of the Clear Creek property management fee.

                                     6 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1997



3.           Management's Discussion and Analysis or Plan of Operation

             This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

             Liquidity and Capital Resources

             As of June 30, 1997, the Partnership retained an equity interest in six Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in a partnership in which an affiliate of the Partnership's general partner became the sole general partner in October 1996. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses of Clear Creek, to make capital contributions and/or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest, as well as to pay its general and administrative expenses.

             To date, all cash requirements have been satisfied by interest income earned on short-term investments and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of June 30, 1997, the Partnership had cash and cash equivalents of $1,256,000, as compared to $980,000 at December 31, 1996. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. The Partnership did not fund any operating deficits to any Local Limited Partnerships during the six months ended June 30, 1997.

             The level of liquidity based on cash and cash equivalents experienced a $276,000 increase at June 30, 1997, as compared to December 31, 1996. The Partnership's $355,000 of cash provided by operating activities was partially offset by $25,000 of mortgage principal payments and $54,000 of cash distributed to partners (financing activities).

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

                                     7 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1997


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

             As of June 30, 1997, Partnership distributions (paid or accrued) aggregated $50,000 ($2.00 per Unit) to its limited partners and $4,000 to the general partners.

             Results of Operations

             Net income increased for the six months ended June 30, 1997 by $71,000, as compared to the six months ended June 30, 1996, due to the recognition of Clear Creek's net income of $31,000 for the period January through June 1997, and an increase in Local Limited Partnership distributions of $48,000. The Local Limited Partnership owning Village Square Apartments distributed $335,000 during the six months ended June 30, 1997, as compared to $287,000 during the comparable 1996 period.

                                     8 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1997


Part II - Other Information



Item 6.      Exhibits and Reports on Form 8-K.

             (a)  Exhibits

                  27.      Financial Data Schedule

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended June 30, 1997.


                                     9 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BY: ONE WINTHROP PROPERTIES, INC.
                                        Managing General Partner

                                    BY: /s/ Michael L. Ashner
                                        -------------------------------
                                        Michael L. Ashner
                                        Chief Executive Officer

                                    BY: /s/ Edward V. Williams
                                        -------------------------------
                                        Edward V. Williams
                                        Chief Financial Officer

                                        Dated:     August 8, 1997



                                    10 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1997


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