Form 10QSB
period 1997-09-30
WINTHROP RESIDENTIAL ASSOCIATES III
filed 1997-11-13
CIK 711418

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 2-81033
                                                -------

           Winthrop Residential Associates III, A Limited Partnership
           ----------------------------------------------------------
                      (Exact name of small business issuer
                          as specified in its charter)

                        Maryland                          04-2782016
                  --------------------             ----------------------
         (State or other jurisdiction of   (I.R.S. Employer Identification No.)
          incorporation or organization)

      Five Cambridge Center, Cambridge, MA                  02142-1493
     ---------------------------------------        ------------------------
     (Address of principal executive office)                (Zip Code)

     Registrant's telephone number, including area code (617) 234-3000

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ----     ----
                                     1 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1997


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets (Unaudited)
                                                  September 30,  December 31,
(In Thousands, Except Unit Data)                     1997           1996
                                                  ------------    ----------

Assets
------
Investments in Local Limited Partnerships          $      404   $      390
Cash and Cash Equivalents                               1,248          980
Other Assets                                              162           64
Real Estate (net of accumulated depreciation
  of $2,661 in 1997 and $2,528 in 1996)                 2,313        2,446
                                                   -----------  ------------
  Total Assets                                     $    4,127   $    3,880
                                                   ===========  ============
Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accounts Payable and Accrued Expenses              $      149   $      128
Distribution Payable                                       27           27
Mortgage Payable                                        2,599        2,636
Subordinated Loan Payable                                 133          133
                                                   -----------  ------------
  Total Liabilities                                     2,908        2,924
                                                   -----------  ------------
Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,005 units
   authorized, issued and outstanding                    2,525        2,282

General Partners (deficit)                              (1,306)      (1,326)
                                                   -----------  ------------
  Total Partners' Capital                                1,219          956
                                                   -----------  ------------
  Total Liabilities and Partners' Capital          $     4,127   $    3,880
                                                   ===========  ============


                See notes to consolidated financial statements.

                                    2 of 12

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1997


Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                              For the Three  Months Ended           For the Nine  Months Ended
                                            September 30,       September 30,     September 30,      September 30,
                                                1997                 1996             1997               1996
                                            -------------       -------------     -------------      -------------
Income:
 Rental income                                $   269              $   --            $   796            $    --
 Income from Local Limited Partnership
  cash distributions                               --                  --                335                287
 Equity in income of Local Limited
   Partnerships                                     2                   2                 18                 18
 Interest                                          16                  19                 44                 55
 Other                                              6                  --                 17                 --
                                              --------             -------           --------           --------
   Total Income                                   293                  21              1,210                360
                                              --------             -------           --------           --------
Expenses:

 Operating                                        192                  --                513                 --
 Interest                                          53                  --                160                 --
 Depreciation and amortization                     46                   1                137                  3
 General and administrative                        21                  17                 56                 62
                                              --------             -------           --------           --------
   Total Expenses                                 312                  18                866                 65
                                              --------             -------           --------           --------
Net (loss) income                             $   (19)             $    3            $   344            $   295
                                              ========             =======           ========           ========
Net (loss) income allocated to General
  Partners                                    $    (1)             $   --            $    26            $    22
                                              ========             =======           ========           ========
Net (loss) income allocated to Limited
  Partners                                    $   (18)             $    3            $   318            $   273
                                              ========             =======           ========           ========
Net (loss) Income per Unit of Limited
   Partnership Interest                       $  (.72)             $  .12            $ 12.72            $ 10.92
                                              ========             =======           ========           ========
Distributions per Unit of Limited
   Partnership Interest                       $  1.00              $ 1.00            $  3.00            $ 11.00
                                              ========             =======           ========           ========




                See notes to consolidated financial statements.

                                    3 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1997

Consolidated Statement of Changes in Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)
                              Units of
                               Limited    General     Limited
                             Partnership  Partners'   Partners'    Total
                              Interest    Deficit     Capital     Capital
                             -----------  ---------  ----------   --------
Balance - January 1, 1997      25,005     $ (1,326)  $   2,282    $  956

  Distributions                                 (6)        (75)      (81)
  Net income                                    26         318       344
                             -----------  ---------  ----------   --------
Balance - September 30, 1997   25,005     $ (1,306)  $   2,525    $1,219
                             ===========  =========  ==========   ========

                See notes to consolidated financial statements.

                                    4 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1997

Consolidated Statements of Cash Flows (Unaudited)

                                                    For the Nine Months Ended
                                                   September 30,   September 30,
(In Thousands)                                          1997           1996
                                                    ------------   -------------
Cash Flows from Operating Activities:

Net income                                         $         344   $         295
Adjustments to reconcile net income to net cash
  provided by operating activities:

  Depreciation                                               133              --
  Amortization                                                 4               3
  Equity in income of Local Limited Partnership              (18)            (18)

  Changes in assets and liabilities:

    (Increase) decrease in other assets                      (98)              7
    Increase in accounts payable and accrued
       expenses                                                21             --
                                                    -------------  -------------
  Net cash provided by operating activities                   386            287
                                                    -------------  -------------

Cash Flows From Financing Activities:

  Mortgage principal payments                                (37)             --
  Cash distributions                                         (81)           (459)
                                                   -------------   -------------

  Cash used in financing activities                         (118)           (459)
                                                   -------------   -------------

Net increase (decrease) in cash and cash
 equivalents                                                 268            (172)

Cash and cash equivalents, beginning of period               980           1,609
                                                   -------------   -------------
Cash and cash equivalents, end of period           $       1,248   $       1,437
                                                   =============   =============

Supplemental Disclosure of Cash Flow Information

  Interest paid in cash                            $         147   $          --
                                                   =============   =============
Supplemental Disclosure of Non-Cash
  Investing Activities

  Accrued Distributions to Partners                $          27   $          27
                                                   =============   =============

                See notes to consolidated financial statements.

                                    5 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1997

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           GENERAL

             The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

             The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the September 30, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

             The results of operations for the nine months ended September 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

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

3.           TRANSACTIONS WITH RELATED PARTIES

             An affiliate of the Managing General Partner received approximately $51,000 in management fees from Local Limited Partnerships during 1997. Another affiliate was also entitled to receive 25% or approximately $9,000 of the Clear Creek property management fee.


                                     6 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1997

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

             This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

             Liquidity and Capital Resources

             As of September 30, 1997, the Partnership retained an equity interest in six Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in a partnership in which an affiliate of the Partnership's general partner became the sole general partner in October 1996. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses of Clear Creek, to make capital contributions and/or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest, as well as to pay its general and administrative expenses.

             To date, all cash requirements have been satisfied by interest income earned on short-term investments and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of September 30, 1997, the Partnership had cash and cash equivalents of $1,248,000, as compared to $980,000 at December 31, 1996. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. The Partnership did not fund any operating deficits to any Local Limited Partnerships during the nine months ended September 30, 1997.

             The level of liquidity based on cash and cash equivalents experienced a $268,000 increase at September 30, 1997, as compared to December 31, 1996. The Partnership's $386,000 of cash provided by operating activities was partially offset by $37,000 of mortgage principal payments and $81,000 of cash distributed to partners (financing activities).

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

                                     7 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1997

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
             ---------------------------------------------------------
             (CONTINUED)
             -----------

             The loan encumbering Dunhaven Apartments Phase II, ("Dunhaven") is in default. The Partnership is negotiating with the general partner of the Local Limited Partnership which holds title to Dunhaven pursuant to which the Partnership, or an affiliate of the Partnership, would be appointed as general partner of the Dunhaven Local Limited Partnership and the Partnership, or its affiliate, would satisfy the default on the loan. At September 30, 1997, the managing general partner estimates the default to be $100,000. If the Partnership is unable to reach an agreement with the existing general partner, the Dunhaven property could be lost through foreclosure.

             As of September 30, 1997, Partnership distributions (paid or accrued) aggregated $75,000 ($3.00 per Unit) to its limited partners and $6,000 to the general partners.

             Results of Operations
             ---------------------

             Net income increased for the nine months ended September 30, 1997 by $49,000, as compared to the nine months ended September 30, 1996, due to the recognition of Clear Creek's net income of $21,000 for the period January through September 1997, and an increase in Local Limited Partnership distributions of $48,000, which was partially offset by a decline in interest income of $11,000. The Local Limited Partnership owning Village Square Apartments distributed $335,000 during the nine months ended September 30, 1997, as compared to $287,000 during the comparable 1996 period. Interest income declined due to a decrease in average working capital available for investment.

                                     8 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1997

PART II - OTHER INFORMATION
---------------------------

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.
             ---------------------------------

             (a)  Exhibits

                  27.      Financial Data Schedule

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

             (b)  Reports on Form 8-K:


                  No reports on Form 8-K were filed during the three months ended September 30, 1997.

                                     9 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1997

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               WINTHROP RESIDENTIAL ASSOCIATES III,
                               ------------------------------------
                                      A LIMITED PARTNERSHIP
                                      ---------------------

                               BY:    ONE WINTHROP PROPERTIES, INC.
                                      Managing General Partner

                               BY:    /s/ Michael L. Ashner
                                      -------------------------------
                                      Michael L. Ashner
                                      Chief Executive Officer

                               BY:    /s/ Edward V. Williams
                                     --------------------------------
                                      Edward V. Williams
                                      Chief Financial Officer

                                      Dated:     November 12, 1997

                                    10 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1997

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