Form 10KSB
period 1997-12-31
WINTHROP RESIDENTIAL ASSOCIATES III
filed 1998-03-31
CIK 711418

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of
                        Securities Exchange Act of 1934

For the year ended December 31, 1997                          Commission  File
                   -----------------
                                                               Number  2-81033
                                                                      --------

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

       Maryland                                           04-2782016
-----------------------                         -------------------------------
(State of Organization)                             (I.R.S. Employer I.D. No.)

5 Cambridge Center, 9th Floor, Cambridge, Massachusetts              02142
-------------------------------------------------------           ------------
      (Address of principal executive offices)                     (Zip  Code)

Registrant's telephone number including area code:              (617) 234-3000
                                                                --------------

       Securities registered pursuant to Section 12(b) of the Act:  None
                                                                    ----
          Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                       ---    ----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $1,751,000.

No market exists for the limited partnership interests of the Registrant, and therefore, no aggregate market value can be computed.

                 DOCUMENTS INCORPORATED BY REFERENCE

                                 None

                                     PART I
                                     ------

Item 1.  Description of Business.
------   -----------------------

Development
-----------

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

      In 1983, the Partnership sold, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission, 25,000 Units of limited partnership interest ("Units") at a purchase price of $1,000 per Unit (an aggregate of $25,000,000). Capital contributions net of selling commissions, sales and registration costs, were utilized to purchase investments in Local Limited Partnerships and temporary short-term investments.

      The Partnership invests as a limited partner in other limited partnerships that own, operate and otherwise deal with apartment properties with original financing insured by the U.S. Department of Housing and Urban Development ("HUD").

Local Limited Partnerships
--------------------------


      The Partnership initially acquired equity interests in the form of limited partnership interests in 12 Local Limited Partnerships owning and operating apartment properties. The Partnership sold its interests in four Local Limited Partnerships owning the following properties: Fairfax Towers (October 1988); Harborside Apartments Phase II (February 1989); and Hunter's Ridge Apartments Phase I and Hunter's Ridge Apartments Phase II (October 1991). The Partnership lost its ownership interest in a fifth property, Liberty Square Townhomes, when HUD foreclosed on the Local Limited Partnership owning that property in February 1992. In addition, the Partnership reduced its residual interest in two Local Limited Partnerships, those owning Maple Manor and The Groves, during 1988 to 50%. See Item 2, "Description of Properties" for information relating to the Local Limited Partnerships' properties."

Defaults
--------

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

      Dunhaven Apartments, Section 2 Phase 2 - The loan encumbering this property is currently in default. The

Partnership was unable to successfully complete negotiations with the general partner of the Local Limited Partnership pursuant to which the Partnership, or an affiliate of the Partnership, would be appointed as general partner of the Local Limited Partnership and the Partnership, or its affiliate, would have satisfied the default on the loan. On February 27, 1998, the Partnership received a notice of foreclosure from HUD. The current default is approximately

$96,523. If the default is not cured, it is likely that the property will be lost through foreclosure.

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

Change in Control
-----------------

      On July 18, 1995 Londonderry Acquisition II Limited Partnership ("Londonderry II"), a Delaware limited partnership, and affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty, L.P. ("W.L. Realty") and a sixty four percent (64%) limited partnership interest in W.L. Realty, and WFA acquired the sole general partnership interest in Linnaeus-Oxford.

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

Employees
---------

     The Partnership does not have any employees. Services are performed for the Partnership by the Managing General Partner, and agents retained by it.

      On December 16, 1997, the Managing General Partner and certain of its affiliates entered into a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services"), the general partner of the Local Limited Partnerships which own The Groves and Maple Manor Apartments, pursuant to which Coordinated Services was retained to provide asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, refinancing or restructuring proposals by Local Limited Partnerships, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, the Managing General Partner and its affiliates assigned to Coordinated Services all of their right to receive fees from the Partnership as provided in the Partnership Agreement. See "Item 12., Certain Relationships and Related Transactions."

Item 2.     Description of Properties.
------      -------------------------

     The following table sets forth certain information regarding the properties owned by the seven Local Limited Partnerships in which the Partnership has retained an interest and which continue to own apartment properties as of March 15, 1998:

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
Apartments
--------------------
(1) Represents the date on which the Partnership made its initial investment in the Local Limited Partnership

      The following table sets forth information relating to the first mortgage encumbering each of the Local Limited Partnership's properties:


                    Principal                                        Principal
                    Balance at                                        Balance
                    December 31,    Interest     Period     Maturity  Due at
Property               1997           Rate      Amortized    Date    Maturity
--------               ----           ----      ---------    ----    --------

Clear Creek         $2,586,159        7.5%      36 years    10/1/2018   (1)
Village Square      $6,872,670        7.5%      38 years     9/1/2020   (1)
Dunhaven
 Apartments,
 Section 2, Phase 1 $2,124,024        7.5%      36 years     2/1/2022   (1)
Dunhaven
 Apartments,
 Section 2, Phase 2 $2,516,765        7.5%      40 years     2/1/2022   (1)
The Groves          $1,946,547        7.5%      36 years     2/1/2019   (1)
 Apartments
Autumn Chase        $3,109,762        7.5%      40 years    11/1/2024   (1)
Maple Manor         $1,236,543        7.0%      31 years     2/1/2014   (1)

(1)  Loan is a self-amortizing loan.

    The following table sets forth the Partnership's ownership interest in each of the Local Limited Partnerships:

   Local Limited Partnership             Ownership Interest
   -------------------------
Clear Creek Landing Apartments                  88.5%
Village Square Apartments                       50%
Dunhaven Apartments,
 Section 2, Phase 1                             95%
Dunhaven Apartments,
 Section 2, Phase 2                             92%
The Groves Apartments                           95%
Autumn Chase Apartments                         99%
Maple Manor Apartments                          95%

    The following chart provides comparative data for each property owned by the Local Limited Partnerships regarding occupancy rates and average market rental rates per apartment unit, for the last two years, where that data is available to the Partnership:

                                         Average Monthly
                      Average                Rental
                      Monthly             Rate per Unit
                   Occupancy Rate

      Property          1997     1996     1997     1996
      --------          ----     ----     ----     ----

Clear Creek Landing    90.1%     94.1%    $496     $474
Village Square         93.4%     88.6%    $672     $645

Dunhaven  Apartments,  89.6%     92.0%    $565     $555
Section 2, Phase 1
Dunhaven  Apartments,  83.6%     90.0%    $569     $561
Section 2, Phase 2
The Groves             83.7%    100.0%    $395     $339
Autumn Chase           96.6%     96.0%    $450     $441
Maple Manor            96.3%    100.0%    $358     $330

      Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 1997 (in thousands):

      Property      Gross                                              Federal
                   Carrying       Accumulated                            Tax
                    Value         Depreciation      Rate       Method   Basis
                    -----         ------------      ----       ------   -----
Clear Creek Landing   $4,974     $(2,706)       3-25 yrs.       S/L    $  545
Village Square        $8,939     $(6,247)       3-30 yrs.       S/L    $2,396
Dunhaven  Apartments, $2,234     $(1,447)       3-30 yrs.      S/L,DD  $  787
Section 2, Phase 1
Dunhaven  Apartments, $2,486     $(1,349)       3-30 yrs.      S/L,DD  $1,136
Section 2, Phase 2
The Groves            $3,361     $(1,917)       10-25 yrs.      S/L    $  258
Autumn Chase          $3,460     $(1,838)       7-30 yrs.       S/L    $  404
Maple Manor           $2,809     $(1,561)       10-25 yrs.      S/L    $  266

Item 3.  Legal Proceedings.
------   -----------------

      The Partnership is not a party, nor to the Partnership's knowledge are any of the Local Limited Partnerships, subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

      No matter was submitted to a vote of security holders during the period covered by this report.

                                    PART II
                                    -------

Item 5.  Market for the Registrant's Common Stock and Related
------   ----------------------------------------------------
         Stockholders Matters.
         ---------------------

      The Partnership is a partnership and thus has no common stock. There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

      As of March 15, 1998, there were 2,220 holders of the 25,000 Units.

      The Partnership Agreement requires that if the Partnership has Cash Available for Distribution it be distributed quarterly to the Partners in specified proportions. The Partnership Agreement defines Cash Available for Distribution as Cash Flow less cash designated by the Managing General Partner to be held for restoration or creation of reserves. Cash Flow, in turn, is defined as cash derived from the Local Limited Partnerships (but excluding sale or refinancing proceeds) and all cash derived from Partnership operations, less cash used to pay operating expenses of the Partnership. During the years ended December 31, 1997 and 1996, the Partnership has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

                               Amount of
                             Distribution
                               Per Unit
                               --------
   Distribution with
      Respect to
     Quarter Ended      1997        1996
     -------------      ----        ----
March 31                1.00        5.00
June 30                 1.00        5.00
September 30            1.00        1.00
December 31             1.00        1.00

Item 6.     Management's Discussion and Analysis or Plan of Operation
------      ---------------------------------------------------------

     The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and

Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Liquidity and Capital Resources
-------------------------------

      As of December 31, 1997, the Partnership retained an equity interest in six Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in a partnership in which an affiliate of the Partnership's general partner became the sole general partner in October 1996. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses of Clear Creek, for general and administrative expenses and to make capital contributions and/or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest.

      To date, all cash requirements have been satisfied by interest income earned on short-term investments and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of December 31, 1997, the Partnership had cash and cash equivalents of $1,484,000, as compared to $980,000 at December 31, 1996. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. With the exception of Clear Creek Apartments, as discussed below, the Partnership did not fund any operating deficits to Local Limited Partnerships in 1997 and 1996.

      The level of liquidity based on cash and cash equivalents experienced a $504,000 increase at December 31, 1997, as compared to December 31, 1996. The Partnership's $649,000 of cash provided by operating activities and an increase in accrued interest on the subordinated loan of $13,000 (financing activity) was partially offset by $50,000 of mortgage principal payments and $108,000 of cash distributed to partners (financing activities).

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

      The loan encumbering Dunhaven Apartments Phase II, ("Dunhaven") is in default. The Partnership was unable to reach an agreement with the general partner of the Local Limited Partnership which holds title to Dunhaven pursuant to which the Partnership, or an affiliate of the Partnership, would have been appointed as general partner of the Dunhaven Local Limited Partnership and the Partnership, or its affiliate, would satisfy the default on the loan. On February 27, 1998, the Partnership received a notice of foreclosure from HUD. At December 31, 1997, the Managing General Partner estimates the default to be approximately $100,000. If the default is not cured it is likely that the Dunhaven property will be lost through foreclosure.

      During 1997, Partnership distributions (paid or accrued) aggregated $100,000 ($4.00 per Unit) to its limited partners and $8,000 to the general partners.

      On December 16, 1997, the Managing General Partner and certain of its affiliates entered into a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services was retained to provide asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, refinancing or restructuring proposals by Local Limited Partnerships, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, the Managing General Partner and its affiliates assigned to Coordinated Services all of their rights to receive fees from the Partnership as provided in the Partnership Agreement.

      The Partnership is dependent upon Coordinated Services and the management agents of the Local Limited Partnerships for management and administrative services. Coordinated Services has completed an assessment and believes that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The Partnership does not expect that it will incur any material costs associated with, or be materially affected by, the Year 2000 Issue.

Results of Operations
---------------------


      The Partnership's net income for the year ended December 31, 1997 was $439,000, as compared to $180,000 for the year ended December 31, 1996. The increase in net income is primarily due to an increase in Local Limited Partnership cash distributions of $350,000, which was partially offset by an increase in Clear Creek's net loss of $156,000. The Local Limited Partnership owning Village Square Apartments distributed $600,000 (of which $335,000, relates to 1996, and $365,000, relates to the first half of 1997) during 1997, as compared to $250,000 (which relates to 1995), during 1996. Interest income declined due to a decrease in average working capital reserves available for investment. General and administrative expenses declined due to a decrease in professional fees.

Item 7.     Financial Statements
            --------------------

                            CONSOLIDATED FINANCIAL STATEMENTS
                            ---------------------------------
                               YEAR ENDED DECEMBER 31, 1997
                               ----------------------------
                                          INDEX
                                          -----
                                                                         Page
                                                                        ------

Independent Auditors' Report.............................................F - 2

Financial Statements:

Consolidated Balance Sheets as of December 31,

1997 and 1996............................................................F - 3

Consolidated Statements of Income for the Years

   Ended December 31, 1997 and 1996......................................F - 4

Consolidated Statements of Partners' Capital for

   the Years Ended December 31, 1997 and 1996............................F - 5

Consolidated Statements of Cash Flows for the Years

   Ended December 31, 1997 and 1996......................................F - 6

Notes to Consolidated Financial Statements...............................F - 7

                         Independent Auditors' Report
                         ----------------------------

To the Partners
Winthrop Residential Associates III, a Limited Partnership
Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Winthrop Residential Associates III, a Limited Partnership (a Maryland limited partnership) and its subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, partners' capital and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting and were written down to zero (see Note
1). Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winthrop Residential Associates III, a Limited Partnership, and its subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                   /s/ Imowitz Koenig & Co., LLP

New York, New York
March 17, 1998

             WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
             ----------------------------------------------------------

                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------
                          (In Thousands, Except Unit Data)

                                                    DECEMBER 31,
                                             --------------------------
                                                  1997         1996
                                             ------------  ------------

ASSETS

Investments in Local Limited Partnerships    $       374   $       390
Cash and Cash Equivalents                          1,484           980
Other Assets                                          60            64
Real Estate, net                                   2,268         2,446
                                             ------------  ------------

     Total Assets                            $     4,186   $     3,880
                                             ============  ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:

Accounts Payable and Accrued Expenses        $       109   $        97
Distribution Payable                                  27            27
Mortgage Payable                                   2,586         2,636
Accrued Interest - Subordinated Loan Payable          44            31
Subordinated Loan Payable                            133           133
                                             ------------  ------------

     Total Liabilities                             2,899         2,924
                                             ------------  ------------

Partners' Capital:

Limited Partners -

     Units of Limited Partnership Interest,
     $1,000 stated value per unit; 25,005
     units authorized, issued and outstanding     2,588         2,282


General Partners' deficit                        (1,301)       (1,326)
                                             ------------  ------------


     Total Partners' Capital                      1,287           956
                                             ------------  ------------

     Total Liabilities and Partners' Capital     $4,186        $3,880
                                             ============  ============

                  See notes to consolidated financial statements.

             WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
             ----------------------------------------------------------

                         CONSOLIDATED STATEMENTS OF INCOME
                         ---------------------------------
                          (In Thousands, Except Unit Data)

                                                YEARS ENDED DECEMBER 31,

                                             ---------------------------------

                                                  1997             1996
                                             --------------   ----------------

Income:

Rental Income                                     $1,069        $  267
Income from Local Limited
Partnerships cash distributions                      600           250
Equity in loss of Local Limited Partnerships         (12)          (17)
Interest                                              60            77
Other                                                 34             7
                                             ------------  ------------
     Total  Income                                 1,751           584
                                             ------------  ------------

Expenses:

Operating                                            840           196
Interest                                             211            56
Depreciation and amortization                        182            49
General and Administrative                            79           103
                                             ------------  ------------

     Total Expenses                                1,312           404
                                             ------------  ------------


Net Income                                        $  439        $  180
                                             ============  ============

Net income allocated to General Partners          $   33        $   13
                                             ============  ============

Net income allocated to Limited Partners          $  406        $  167
                                             ============  ============

Net Income per Unit of Limited Partnership
Interest                                          $16.24        $ 6.68
                                             ============  ============

Distributions per Unit of Limited
Partnership Interest                              $ 4.00        $12.00
                                             ============  ============

                  See notes to consolidated financial statements.

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
          ----------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                 --------------------------------------------
                    YEARS ENDED DECEMBER 31, 1997 AND 1996
                    --------------------------------------

                         (In Thousands, Except Unit Data)

                                     Units of
                                     Limited     General     Limited
                                    Partnership Partners'   Partners'   Total
                                     Interest    Deficit     Capital   Capital
                                   ----------  ---------- ----------- ---------


Balance - January 1, 1996             25,005  $  (1,260)  $   3,097  $   1,837

    Net Income                                       13         167        180
    Distributions                                   (24)       (300)      (324)
    Adjustment due to Consolidation                 (55)       (682)      (737)
                                   ----------  ---------- ----------- ---------

Balance - December 31, 1996           25,005     (1,326)      2,282        956

    Net Income                                       33         406        439
    Distributions                                    (8)       (100)      (108)
                                   ----------  ---------- ----------- ---------

Balance - December 31, 1997           25,005   $ (1,301)  $   2,588   $  1,287
                                   ==========  ========== =========== =========


                  See notes to consolidated financial statements.

             WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (In Thousands, Except Unit Data)

                                              YEARS ENDED DECEMBER 31,
                                             --------------------------

                                                  1997        1996
                                             ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $        439  $        180
Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                     178            45
     Amortization                                       4             4
     Equity in net loss of Local Limited
     Partnership                                       12            17

Changes in assets and liabilities:

     Decrease in other assets                           4            28
     Increase (decrease) in accounts payable and
        accrued expenses                               12          (135)
                                             ------------  ------------

Net cash provided by operating activities             649           139
                                             ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Mortgage principal payments                      (50)         (281)
     Distributions to partners                       (108)         (487)
     Increase in accrued interest payable on
     subordinated loan                                 13            -
                                             ------------  ------------

Cash used in financing activities                    (145)         (768)
                                             ------------  ------------

Net increase (decrease) in cash and cash              504          (629)
equivalents

Cash and Cash Equivalents, Beginning of Year          980         1,609
                                             ------------  ------------

Cash and Cash Equivalents, End of Year       $      1,484  $        980
                                             ============  ============


Supplemental Disclosure of Cash Flow Information
------------------------------------------------
     Cash paid for interest                    $      198  $        185
                                             ============  ============

Supplemental Disclosure of Non-Cash Financing
---------------------------------------------
     and Investing Activities
     ------------------------

     Accrued Distributions to Partners       $         27  $         27
                                             ============  ============

     See Notes 1 and 4 with respect to consolidation of Clear Creek


                See notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                    YEARS ENDED DECEMBER 31, 1997 AND 1996
                    --------------------------------------
1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      -----------------------------------------------------------

Organization
------------

      Winthrop Residential Associates III, A Limited Partnership (the "Partnership"), was organized on June 28, 1982 under the Uniform Limited Partnership Act of the State of Maryland to invest in limited partnerships (the "Local Limited Partnerships") which develop, manage, operate and otherwise deal in government - assisted apartment complexes and which do not significantly restrict distributions to owners or the rate of return on investments in such properties. The Partnership has investments in six Local Limited Partnerships each owning an apartment complex. Additionally, the Partnership owns an 88.5% limited partnership interest in Clear Creek Ltd. ("Clear Creek") a partnership in which an affiliate of the Partnership became the Managing General Partner in October 1996.

      The Partnership was capitalized with $25,000,000 of contributions representing 25,000 investor limited partnership units. The offering closed in July, 1983. The general partners and the initial limited partner (5 units) contributed $8,000. At December 31, 1997 and 1996, there were 25,005 limited partnership units issued and outstanding.

Consolidation
-------------

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

Real Estate
-----------

      Real estate is stated at cost, less accumulated depreciation. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Cash and Cash Equivalents
-------------------------

      The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short term nature.

Uses of Estimates
-----------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investments in Local Limited Partnerships
-----------------------------------------

      The Partnership accounts for its investment in each Local Limited Partnership using the equity method. Under the equity method of accounting, the investment cost is subsequently adjusted by the Partnership's share of the Local Limited Partnership's results of operations and by distributions received. Costs relating to the acquisition and selection of the investment in the Local Limited Partnerships are capitalized to the investment account and amortized over the life of the investment. Costs in excess of the Partnership's initial basis in the net assets of the Local Limited Partnership are amortized over the estimated useful lives of the underlying assets. Equity in loss of Local Limited Partnerships and amortization of investment costs and costs in excess of initial basis are not recognized to the extent that the investment balance would become negative since the Partnership is not obligated to advance funds to the Local Limited Partnerships.

Depreciation
------------

      Depreciation is computed by the straight-line method over an estimated useful life of 25 years for buildings and improvements and 3 to 5 years for furnishings.

Net Income Per Limited Partnership Unit
---------------------------------------

      The net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the 25,005 units outstanding.

Income Taxes
------------


      Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Concentration of Credit Risk
----------------------------

      Principally all of the Partnership's cash and cash equivalents consist of a mutual fund that invests in U.S. treasury bills and repurchase agreements with original maturity dates of three months or less.

2.    ALLOCATION OF PROFITS, LOSSES AND DISTRIBUTIONS

      In accordance with the partnership agreement, profits and losses and cash available for distribution not arising from a sale or refinancing are allocated 7.5% to the general partners and 92.5% to the limited partners. Distributions of proceeds arising from a sale or refinancing are allocated first to the limited partners to the extent of their Adjusted Capital Contribution (as defined) and then in accordance with the partnership agreement.

3.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Two Winthrop Properties, Inc. ("Two Winthrop" or the "Managing General Partner"), is a wholly owned subsidiary of First Winthrop Corporation ("First Winthrop"), which in turn is controlled by Winthrop Financial Associates, A Limited Partnership ("WFA"). A subsidiary of First Winthrop is one of the general partners in a Local Limited Partnership.

      On December 16, 1997, the Managing General Partner and certain of its affiliates entered into a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services was retained to provide asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, the Managing General Partner and its affiliates assigned to Coordinated Services all of their rights to receive fees from the

Partnership, as provided in the Partnership Agreement. Coordinated Services is affiliated with the general partner and managing agent of certain Local Limited Partnerships, in which the Partnership has invested. During 1997, Coordinated Services received $221,000 in management fees and expense reimbursements for managing these Local Limited Partnerships.

      An affiliate of the Managing General Partner received $96,000 and $102,000 in management fees from Local Limited Partnerships during 1997 and 1996, respectively. This affiliate was also entitled to receive 25% or approximately $13,000, for 1997, and $3,000, for 1996, of the Clear Creek management fee (see
Note 4).

4.    MORTGAGE PAYABLE
      ----------------

      During 1996, the mortgage loan encumbering the Partnership's Clear Creek Apartments property was sold by HUD to a new lender unaffiliated with the Partnership. Clear Creek was in default at that time. The new lender subsequently demanded payment of all past due interest and principal. In October 1996, the Partnership loaned Clear Creek $412,000, which is due on demand and bears interest at 10% per annum, to bring the loan to current status.

      In conjunction with the loan to Clear Creek, an affiliate of the Managing General Partner of the Partnership became the sole general partner of Clear Creek. Additionally, the Partnership's $133,000 in previously subordinated loans to Clear Creek as well as the prior general partner's $133,000 in previously subordinated loans, which had been converted to contributed capital, reverted back to subordinated loan status. The subordinated loans, accrue interest at 10% and are due on sale of the property. The prior general partner will continue to manage the property. Clear Creek's management fee has remained the same, however, a portion of the fee is now being paid to an affiliate of the Partnership's Managing General Partner for supervisory services.

      The mortgage, which is collateralized by the property, bears interest at 7.5% per annum, requires monthly payments of approximately $20,000 and matures in October 2018.

      Principal payments on the mortgage note are due as follows:

                               1998                  $     54,000
                               1999                        58,000
                               2000                        62,000
                               2001                        67,000
                               2002                        72,000
                               Thereafter               2,273,000
                                                     ------------
                                                     $  2,586,000
                                                     ============


      The estimated fair value of the Partnership's debt approximates its carrying amount.

5.    REAL ESTATE
      -----------

      Real estate is comprised of the following:



                                                                December 31,
                                        ----------------------------------------------------------
                                                        1997                       1996
                                        ------------------------------  --------------------------
             Land                                        $     500,000           $     500,000
             Buildings and Improvements                      4,457,000               4,457,000
             Furnishings                                        17,000                  17,000
                                                       ---------------           -------------
                                                             4,974,000               4,974,000
              Accumulated Depreciation                      (2,706,000)             (2,528,000)
                                                       ---------------           -------------

                                                         $   2,268,000           $   2,446,000
                                                       ===============           =============

6.    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
      -----------------------------------------

     As of December 31, 1997, the Partnership has Limited Partnership equity interests in six Local Limited Partnerships each owning one apartment complex. Such interests are summarized as follows:

                                                                   Percentage
              Local Limited Partnership                            Ownership
---------------------------------------------------------       ---------------



Village Square Associates                                              50
Walther Limited Partnership (Dunhaven Apartments                       95
Phase I)
Walkinit Limited Partnership (Dunhaven Apartments                      92
Phase II)
Savannah River Associates Limited Partnership (the
Groves Apartments)                                                     50
Autumn Chase, Ltd.                                                     99
Fayetteville Apartments Limited Partnership (Maple
Manor Apartments)                                                      50

      In addition, the Partnership also holds an 88.5% limited partnership interest in Clear Creek, which was accounted for as a Local Limited Partnership prior to consolidation in October 1996.

      The above Local Limited Partnerships have outstanding mortgages, as of December 31, 1997, totaling $17,806,000, which are secured by the Local Limited

Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

      During 1997 and 1996, the Partnership made no additional capital contributions in the Local Limited Partnerships. The Partnership loaned $412,000 to Clear Creek in 1996 (see Note 4). As of December 31, 1997, the net cumulative operating deficits advanced to the Local Limited Partnerships was $154,000, which the Partnership has recorded as capital contributions.

      The loan encumbering Dunhaven Apartments Phase II, ("Dunhaven") is in default. The Partnership was unable to reach an agreement with the general partner of the Local Limited Partnership which holds title to Dunhaven pursuant to which the Partnership, or an affiliate of the Partnership, would have been appointed as general partner of the Dunhaven Local Limited Partnership and the Partnership, or its affiliate, would satisfy the default on the loan. On February 27, 1998, the Partnership received a notice of foreclosure from HUD. The current default is approximately $97,000. If this default is not cured, it is likely the Dunhaven property will be lost through foreclosure.

The combined balance sheets of the Local Limited Partnerships are as follows (in thousands):

                                                          DECEMBER 31
                                                          -----------
                                                   1997               1996
                                                   ----               ----
ASSETS

Real estate, at cost:

  Land                                         $         1,365    $      1,365
  Buildings, net of accumulated
   Depreciation of $14,361 and $13,583 in
   1997 and 1996, respectively                           7,564           8,278
  Cash and cash equivalents                                615             891
  Other assets, net of accumulated
   amortization of $354 and $336 in 1997
   and 1996, respectively                                1,346           1,461
                                               ---------------    ------------
Total Assets                                   $        10,890    $     11,995
                                               ===============    ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

  Notes payable                                $           540    $        534
  Loans payable                                             33              33

  Mortgage notes payable                                17,806          18,068
  Accounts payable and accrued expenses                    569             517
                                               ---------------    -------------
  Total Liabilities                                     18,948          19,152
                                               ---------------    -------------
Partners' Capital:

  Winthrop Residential Associates III                   (3,972)         (3,326)
  Other partners                                        (4,086)         (3,831)
                                               ---------------    -------------
                                                        (8,058)         (7,157)
                                               ---------------    -------------
 Total Liabilities and Partners' Capital       $        10,890    $     11,995
                                               ================   =============

The combined statements of operations of the Local Limited Partnerships are as follows (in thousands):

                                                YEARS ENDED DECEMBER 31,
                                                ------------------------
                                                  1997            1996
                                                  ----            ----
Income:

  Rental Income                              $       4,516     $      5,343
  Other Income                                         264              186
                                            --------------    -------------

    Total Income                                     4,780            5,529
                                            --------------    -------------


Expenses:

  Interest                                           1,392            1,580
  Depreciation and amortization                        796              927
  Taxes and insurance                                  384              547
  Management and administration fees                   255              301
  Repairs and maintenance                            1,096              798
  General and administrative                           565            1,194
                                            --------------    -------------

    Total Expenses                                   4,488            5,347
                                            --------------    -------------

Net income                                  $          292    $         182
                                            ==============    =============


Net income (loss) allocated to Winthrop

Residential Associates III                  $           33     $        (69)
                                            ==============     ============

Net income allocated to other partners      $          259     $        251
                                            ==============     ============

7.    TAXABLE LOSS
      ------------

     The Partnership's taxable loss differs from its net income for financial reporting purposes, as follows (in thousands):

                                                    1997            1996
                                             --------------   ----------------
Net income for financial reporting purposes   $     439          $     180

      Amortization  of  capitalized   costs           4                  4
      and    costs   in   excess   of   the
      Partnership's  initial  basis  in the
      net  assets  of  the  Local   Limited
      Partnerships.

      Differences in equity in Local
      Limited Partnership's income/loss
      for financial reporting and tax
      reporting purposes                            133               (195)

      Income from Local Limited
      Partnership cash Distributions               (600)              (250)
                                             --------------   ----------------
Taxable loss                                 $     ( 24)       $      (261)
                                             ==============   ================

Item 8.     Changes in and Disagreements on Accounting and
------      ----------------------------------------------
            Financial Disclosure.
            --------------------

     There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.

                                   PART III
                                   --------

Item 9.     Directors,  Executive  Officers,  Promoters and Control Persons;
------      ----------------------------------------------------------------
            Compliance With Section 16(a) of the Exchange Act.
            -------------------------------------------------

     The Partnership has no officers or directors. Two Winthrop Properties, Inc., the managing partner of the Partnership (the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1998, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                        Has Served as
                             Position Held with the     a Director or
Name                         Managing General Partner   Officer Since
----                         ------------------------   -------------
Michael L. Ashner            Chief Executive Officer         1-96
                              and Director

Edward Williams              Chief Financial Officer         4-96
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President           1-96
                                 and Director

Carroll D. Vinson            Vice President - Residential   10-97

Carolyn Tiffany              Vice President and Clerk       10-95

      Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15,

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

      Edward V. Williams, age 57, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior
Manager at Price Waterhouse.

      Peter Braverman, age 46, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

     Carroll D. Vinson, age 57, has been Vice President Residential of the General Partner since October 1997. He has acted as Chief Operating Officer of Insignia Properties Trust since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm.

      Carolyn Tiffany, age 31, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany has been a Vice President in the asset management and investor relations departments of WFA.

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

Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; and Winthrop Miami Associates Limited Partnership.

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

      Effective December 16, 1997, the Managing General Partner and certain of its affiliates entered into an agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") to provide for the daily asset and property management services and investor services for the Partnership. See "Item 11, Security Ownership of Certain Beneficial Owners and Management." Coordinated Services of Valdosta LLC is a Georgia limited liability corporation with headquarters in Valdosta, Georgia. Founded in 1997, its managing member is Investor Service Group, Inc., a Georgia Corporation. The principals of Investor Service Group are Mary T. Johnson and James L. Dewar, Jr.

     Mary T. Johnson is the Manager of Coordinated Services. Ms. Johnson is also Executive Vice President of Dewar Realty, Inc. and Dewar Properties, Inc. Ms. Johnson is a graduate of Valdosta State University and is a licensed Georgia Real Estate Broker. Ms. Johnson has 21 years of experience in property management, asset management, investor services, and development of apartment and assisted living properties. Ms. Johnson is currently responsible for the asset management of over 150 investor partnerships and property management of over 50 apartment communities.

      James L. Dewar, Jr. is the founder of Dewar Realty, Inc. and Dewar Properties, Inc. Mr. Dewar is a graduate of the University of Georgia and is a licensed Georgia Real Estate Broker. Mr. Dewar has 32 years experience in real estate construction, property management and development of apartment and assisted living properties. Mr. Dewar has produced over $100 million in conventional and government funded family and elderly apartment communities.

Item 10.    Executive Compensation.
-------     ----------------------

      The Partnership is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing
General Partner does not presently pay any compensation to any of its officers or directors. (See Item 13, "Certain Relationships and Related Transactions.")

Item 11.    Security Ownership of Certain Beneficial Owners and
-------     ----------------------------------------------------
            Management.
            ----------

      (a)  Security ownership of certain beneficial owners.
           -----------------------------------------------

      The General Partners own all the outstanding general partnership interests. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 15, 1998. Under the Partnership Agreement, the voting rights of the Limited Partners are limited.

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

      (b) Security ownership of management.
          --------------------------------

      As of March 15, 1998, WFC Realty Co., Inc. owns 95 Units, which is less than 1%. None of the officers, directors or the general partner of the General Partners own any Units.

      (c) Changes in control.
          ------------------

            There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership. On December 16, 1997, the Managing General Partner and certain of its affiliates entered into a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services"), the general partner of the Local Limited Partnerships which own The Groves and Maple Manor Apartments, pursuant to which Coordinated Services was retained to provide asset management and investor services to the

Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, refinancing or restructuring proposals by Local Limited Partnerships, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, the Managing General Partner and its affiliates assigned to Coordinated Services all of their right to receive fees from the Partnership as provided in the Partnership Agreement.

Item 12.    Certain Relationships and Related Transactions.
-------     ----------------------------------------------

      For the years ended December 31, 1997 and 1996, the Partnership allocated taxable loss to the General Partners of $1,789 and $22,417, respectively. For the years ended December 31, 1997, and 1996, the Partnership paid or accrued cash distributions to the General Partners of $8,110 and $24,189, respectively. For the year ended December 31, 1997 and 1996, Village Square paid $64,200 and $101,709, respectively, of property management fees to Winthrop Management, an affiliate of the Managing General Partner. The management at this property was transferred to an unaffiliated third party during the last quarter of 1997.

Item 13.    Exhibits and Reports on Form 8-K.
-------     --------------------------------

(a)   Exhibits:

            The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)   Reports on Form 8-K - None

                                  SIGNATURES
                                  ----------

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized as of this 31st day of March 1998.

                              WINTHROP RESIDENTIAL ASSOCIATES III,
                              A LIMITED PARTNERSHIP

                              By:   ONE WINTHROP PROPERTIES, INC.

                                    By: /s/ Michael L. Ashner
                                        ----------------------------
                                         Michael L. Ashner
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name               Title                     Date
--------------               -----                     ----

/s/ Michael L. Ashner      Chief Executive         March 30, 1998
----------------------
Michael L. Ashner          Officer and Director

/s/ Edward V. Williams     Chief Financial Officer March 30, 1998
----------------------
Edward V. Williams

/s/ Peter Braverman        Senior Vice             March 30, 1998
----------------------
Michael L. Ashner          President and Director

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

10C. Services Agreement, dated December 16, 1997, by and 37 between First Winthrop Corporation, Winthrop Financial Co., Inc., WFC Realty Co., Inc., WFC Realty Saugus, Inc., Winthrop Properties, Inc., Winthrop Metro Equities Corporation, Winthrop Lisbon Realty, Inc. and Northwood Realty Co., Inc. and Coordinated Services of Valdosta, LLC.

16. Letter dated September 19, 1996 from Arthur Andersen LLP (incorporated by referenced to the Partnership's Current Report on Form 8-K dated September 19, 1996).

27.   Financial Data Schedule

99.   Supplementary Information Required
      Pursuant to Section 9.4 of the Partnership
      Agreement.