Form 10QSB
period 1998-03-31
WINTHROP RESIDENTIAL ASSOCIATES III
filed 1998-05-15
CIK 711418

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 2-81033

           Winthrop Residential Associates III, A Limited Partnership
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Maryland                                    04-2782016
  -------------------------------           ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

        Five Cambridge Center, Cambridge, MA               02142-1493
       ---------------------------------------             ----------
       (Address of principal executive office)             (Zip Code)

        Registrant's telephone number, including area code (617) 234-3000


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----      ----



                                     1 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1998

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

Consolidated Balance Sheets (Unaudited)

                                                            March 31,       December 31,
(In Thousands, Except Unit Data)                              1998              1997
                                                            ---------       ------------
Assets

Cash and cash equivalents                                   $ 1,472            $ 1,484
Investments in Local Limited Partnerships                       392                374
Other assets                                                     74                 60
Real estate (net of accumulated depreciation
     of $2,751 in 1998 and $2,706 in 1997)                    2,223              2,268
                                                            --------           --------

     Total Assets                                           $ 4,161            $ 4,186
                                                            ========           ========

Liabilities and Partners' Capital

Liabilities:

Accounts payable, accrued interest and expenses             $   163            $   153
Distribution payable                                             29                 27
Mortgage payable                                              2,573              2,586
Subordinated loan payable                                       133                133
                                                            --------           --------

     Total Liabilities                                        2,898              2,899
                                                            --------           --------


Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,005 units authorized,
   issued and outstanding                                     2,566              2,588
General Partners' deficit                                    (1,303)            (1,301)
                                                            --------           --------

         Total Partners' Capital                              1,263              1,287
                                                            --------           --------

         Total Liabilities and Partners' Capital            $ 4,161            $ 4,186
                                                            ========           ========



                 See notes to consolidated financial statements.

                                     2 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1998



Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                                      For the Three Months Ended
                                                                      --------------------------
                                                                        March 31,      March 31,
                                                                          1998           1997
                                                                        ---------      ---------
Income:

   Rental income                                                          $ 267         $ 261
   Income from Local Limited Partnership cash distributions                  14             -
   Equity in income of Local Limited Partnerships                            19            13
   Interest                                                                  11            12
   Other                                                                      8             8
                                                                          ------        ------

     Total Income                                                           319           294
                                                                          ------        ------

Expenses:

   Operating                                                                194           122
   Interest                                                                  52            49
   Depreciation and amortization                                             46            46
   General and administrative                                                24            38
                                                                          ------        ------

     Total Expenses                                                         316           255
                                                                          ------        ------

Net income                                                                $   3         $  39
                                                                          ======        ======

Net income allocated to General Partners                                  $   -         $   3
                                                                          ======        ======

Net income allocated to Limited Partners                                  $   3         $  36
                                                                          ======        ======

Net Income per Unit of Limited Partnership Interest                       $ .12         $1.44
                                                                          ======        ======

Distributions per Unit of Limited Partnership Interest                    $1.00         $1.00
                                                                          ======        ======


                 See notes to consolidated financial statements.

                                     3 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1998



Consolidated Statement of Changes in Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                Units of
                                 Limited       General      Limited
                               Partnership    Partners'    Partners'    Total
                                Interest       Deficit      Capital    Capital
                               -----------    ---------    ---------   -------
Balance-January 1, 1998           25,005       $(1,301)     $2,588      $1,287

Net income                                           -           3           3
Distributions                                       (2)        (25)        (27)
                                  ------       --------     -------     -------

Balance - March 31, 1998          25,005       $(1,303)     $2,566      $1,263
                                  ======       ========     =======     =======


                 See notes to consolidated financial statements.

                                     4 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1998


Consolidated Statements of Cash Flows (Unaudited)

                                                                             For the Three Months Ended
                                                                         ----------------------------------
                                                                         March 31,                March 31,
(In Thousands)                                                              1998                    1997
                                                                         ---------                ---------
Cash Flows from Operating Activities:

Net income                                                                 $    3                   $ 39
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                                              45                     45
     Amortization                                                               1                      1
     Equity in income of Local Limited Partnership                            (19)                   (13)

     Changes in assets and liabilities:
         Increase in other assets                                             (14)                   (34)
         Increase (decrease) in accounts payable
            and accrued expenses                                                4                    (16)
                                                                           -------                  -----
     Net cash provided by operating activities                                 20                     22
                                                                           -------                  -----
Cash Flows From Financing Activities:

     Mortgage principal payments                                              (13)                   (12)
     Distributions to partners                                                (25)                   (27)
     Increase in accrued interest payable on subordinated loan                  6                      -
                                                                           -------                  -----
     Cash used in financing activities                                        (32)                   (39)
                                                                           -------                  -----
Net decrease in cash and cash equivalents                                     (12)                   (17)


Cash and cash equivalents, beginning of period                              1,484                    980
                                                                           -------                  -----
Cash and cash equivalents, end of period                                   $1,472                   $963
                                                                           =======                  =====
Supplemental Disclosure of Cash Flow Information

     Interest paid in cash                                                 $   48                   $ 49
                                                                           =======                  =====
Supplemental Disclosure of Non-Cash
     Investing Activities

     Accrued Distributions to Partners                                     $   27                   $ 27
                                                                           =======                  =====


                 See notes to consolidated financial statements.

                                     5 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1998

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.           General

             The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's report on Form 10-KSB for the year ended December 31, 1997.

             The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 1997, was derived from audited financial statements at such date.

             The results of operations for the three months ended March 31, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

2.           Consolidation

             The accompanying financial statements have been prepared on a consolidated basis, including the accounts of Clear Creek, from the date of transfer of control. All significant intercompany transactions and balances have been eliminated. Prior to October 1996, Clear Creek was a Local Limited Partnership accounted for under the equity method.

3.           Transaction with Related Parties

             An affiliate of the Managing General Partner received approximately $36,000 and $29,000, in management fees from Local Limited Partnerships during the three months ended March 31, 1998 and 1997, respectively.




                                     6 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 1998

Item 2.    Management's Discussion and Analysis or Plan of Operation

           The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

           This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

           Liquidity and Capital Resources

           As of March 31, 1998, the Partnership retained an equity interest in six Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in a partnership in which an affiliate of the Partnership's general partner became the sole general partner in October 1996. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses of Clear Creek, for general and administrative expenses and to make capital contributions and/or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest.

           To date, all cash requirements have been satisfied by interest income earned on short-term investments and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of March 31, 1998, the Partnership had cash and cash equivalents of $1,472,000. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. With the exception of Clear Creek Apartments, as discussed below, the Partnership did not fund any operating deficits to Local Limited Partnerships in 1998 and 1997.

           The level of liquidity based on cash and cash equivalents experienced a $12,000 decrease at March 31, 1998, as compared to December 31, 1997. The Partnership's $20,000 of cash provided by operating activities and an increase in accrued interest on the subordinated loan of $6,000 (financing activity) was more than offset by $13,000 of mortgage principal payments and $25,000 of cash distributed to partners (financing activities).

           The Partnership is not obligated to provide any additional funds to the Local Limited Partnerships to fund operating deficits. The Partnership determines on a case by case basis whether to fund any operating deficits. If a Local Limited Partnership sustains continuing operating deficits and has no

                                     7 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1998

Item 2.    Management's Discussion and Analysis or Plan of Operation (Continued)

           Liquidity and Capital Resources (Continued)

           other sources of funding, it is likely that it will eventually default on its mortgage obligations and risk a foreclosure on its property by the lender. If a foreclosure were to occur, the Local Limited Partnership would lose its investment in the property and would incur a tax liability due to the recapture of tax benefits taken in prior years. The Partnership, as an owner of the Local Limited Partnership, would share these consequences in proportion to its ownership interest in the Local Limited Partnership.

           The loan encumbering Dunhaven Apartments Phase II, ("Dunhaven") is in default. The Partnership was unable to reach an agreement with the general partner of the Local Limited Partnership which holds title to Dunhaven pursuant to which the Partnership, or an affiliate of the Partnership, would have been appointed as general partner of the Dunhaven Local Limited Partnership and the Partnership, or its affiliate, would satisfy the default on the loan. At March 31, 1998, the Managing General Partner estimates the default to be approximately $100,000. Unless an agreement is reached with the existing general partner, it is possible that the Dunhaven property could be lost through foreclosure.

           During 1998, Partnership distributions (paid or accrued) aggregated $25,000 ($1.00 per Unit) to its limited partners and $2,000 to the general partners.

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

           Results of Operations

           Net income declined by $36,000 for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. The decrease in net income is primarily due to the increase in Clear Creek's operating expenses of $72,000, which was partially offset by $14,000 of cash received from the local limited partnership owning the Dunhaven Apartments, Section II-Phase I and a decline in general and administrative expenses of $14,000. The decrease in general and administrative expenses and the increase in Clear Creek's operating expenses are primarily due to the timing of certain expenditures.

                                     8 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1998


Part II - Other Information


Item 6.      Exhibits and Reports on Form 8-K.

             (a)  Exhibits

                  27.      Financial Data Schedule

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

             (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months
             ended March 31, 1998.








                                     9 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1998


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


                                   WINTHROP RESIDENTIAL ASSOCIATES III,
                                   A LIMITED PARTNERSHIP


                                   BY:    ONE WINTHROP PROPERTIES, INC.
                                          Managing General Partner



                                   BY:    /s/ Michael L. Ashner
                                          ---------------------------------
                                          Michael L. Ashner
                                          Chief Executive Officer



                                   BY:    /s/ Edward V. Williams
                                          ---------------------------------
                                          Edward V. Williams
                                          Chief Financial Officer

                                          Dated:     May 15, 1998





                                    10 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1998

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