Form 10QSB
period 1998-06-30
WINTHROP RESIDENTIAL ASSOCIATES III
filed 1998-08-13
CIK 711418

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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
      (Exact name of small business issuer as specified in its charter)

               Maryland                                  04-2782016
               --------                                  ----------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

         Five Cambridge Center, Cambridge, MA           02142-1493
         ------------------------------------           ----------
        (Address of principal executive office)         (Zip Code)

       Registrant's telephone number, including area code (617) 234-3000

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                                    1 of 13

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets (Unaudited)

                                                          June 30,  December 31,
(In Thousands, Except Unit Data)                           1998         1997
                                                          -------     -------
Assets

Cash and cash equivalents                                 $ 1,560     $ 1,484
Investments in Local Limited Partnerships                     391         374
Other assets                                                   83          60
Real estate (net of accumulated depreciation
     of $2,795 in 1998 and $2,706 in 1997)                  2,179       2,268
                                                          -------     -------

     Total Assets                                         $ 4,213     $ 4,186
                                                          =======     =======

Liabilities and Partners' Capital

Liabilities:

Accounts payable, accrued interest and expenses           $   160     $   153
Distribution payable                                           27          27
Mortgage payable                                            2,560       2,586
Subordinated loan payable                                     133         133
                                                          -------     -------

     Total Liabilities                                      2,880       2,899
                                                          -------     -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,005 units
   authorized, issued and outstanding                       2,631       2,588
General Partners' deficit                                  (1,298)     (1,301)
                                                          -------     -------

         Total Partners' Capital                            1,333       1,287
                                                          -------     -------

         Total Liabilities and Partners' Capital          $ 4,213     $ 4,186
                                                          =======     =======


                See notes to consolidated financial statements.

                                    2 of 13

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                                          For the Three Months Ended   For the Six Months Ended
                                                                             June 30,      June 30,      June 30,      June 30,
                                                                               1998          1997          1998          1997
                                                                              -----         -----         -----         -----
Income:

   Rental income                                                              $ 267         $ 266         $ 534         $ 527
   Income from Local Limited Partnership cash distributions                     115           335           129           335
   Equity in income of Local Limited Partnership                                --              3            19            16
   Interest                                                                      17            16            28            28
   Other                                                                          6             3            14            11
                                                                              -----         -----         -----         -----

     Total Income                                                               405           623           724           917
                                                                              -----         -----         -----         -----

Expenses:

   Operating                                                                    188           166           382           321
   Interest                                                                      51            58           103           107
   Depreciation and amortization                                                 45            45            91            91
   General and administrative                                                    24            30            48            35
                                                                              -----         -----         -----         -----

     Total Expenses                                                             308           299           624           554
                                                                              -----         -----         -----         -----

Net income                                                                    $  97         $ 324         $ 100         $ 363
                                                                              =====         =====         =====         =====

Net income allocated to General Partners                                      $   7         $  24         $   7         $  27
                                                                              =====         =====         =====         =====

Net income allocated to Limited Partners                                      $  90         $ 300         $  93         $ 336
                                                                              =====         =====         =====         =====

Net income per Unit of Limited Partnership Interest                           $3.60        $12.00         $3.72        $13.44
                                                                              =====         =====         =====         =====

Distributions per Unit of Limited Partnership Interest                        $1.00         $1.00         $2.00         $2.00
                                                                              =====         =====         =====         =====


                See notes to consolidated financial statements.

                                   3 of 13

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998


Consolidated Statement of Changes in Partners' Capital (Unaudited)

(In Thousands,              Units of
 Except Unit Data)          Limited       General       Limited
                            Partnership   Partners'     Partners'     Total
                            Interest      Deficit       Capital       Capital
                            -------       -------       -------       -------

Balance - January 1, 1998    25,005       $(1,301)      $ 2,588       $ 1,287

   Net income                                   7            93           100
   Distributions                               (4)          (50)          (54)
                            -------       -------       -------       -------

Balance - June 30, 1998      25,005       $(1,298)      $ 2,631       $ 1,333
                            =======       =======       =======       =======



                See notes to consolidated financial statements.

                                    4 of 13

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998


Consolidated Statements of Cash Flows (Unaudited)


                                                        For the Six Months Ended
                                                          June 30,    June 30,
(In Thousands)                                              1998        1997
                                                          -------     -------

Cash Flows from Operating Activities:

Net income                                                $   100     $   363
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                              89          89
     Amortization                                               2           2
     Equity in income of Local Limited Partnership            (19)        (16)

     Changes in assets and liabilities:
         Increase in other assets                             (23)        (82)
         Decrease in accounts payable
            and accrued expenses                             --            (1)
                                                          -------     -------

     Net cash provided by operating activities                149         355
                                                          -------     -------

Cash Flows From Financing Activities:

     Mortgage principal payments                              (26)        (25)
     Distributions to partners                                (54)        (54)
     Increase in accrued interest payable
       on subordinated loan                                     7        --
                                                          -------     -------

     Cash used in financing activities                        (73)        (79)
                                                          -------     -------

Net increase in cash and cash equivalents                      76         276

Cash and cash equivalents, beginning of period              1,484         980
                                                          -------     -------

Cash and cash equivalents, end of period                  $ 1,560     $ 1,256
                                                          =======     =======

Supplemental Disclosure of Cash Flow Information

     Interest paid in cash                                $    96     $   107
                                                          =======     =======

Supplemental Disclosure of Non-Cash
     Investing Activities

     Accrued Distributions to Partners                    $    27     $    27
                                                          =======     =======


                See notes to consolidated financial statements.

                                    5 of 13

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

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

     The results of operations for the six months ended June 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

2.   Consolidation

     The accompanying financial statements have been prepared on a consolidated basis, including the accounts of Clear Creek. All significant intercompany transactions and balances have been eliminated.

3.   Transaction with Related Parties

     An affiliate of the Managing General Partner received approximately $57,000 and $34,000, in management fees from Local Limited Partnerships during the six months ended June 30, 1998 and 1997, respectively.

4.   Mortgage Refinancing

     On June 16, 1998, Fayettville Apartments Limited Partnership, one of the Local Limited Partnerships which the Partnership has an equity interest, refinanced its mortgage. The new mortgage in the amount of $1,850,000 replaced indebtedness of approximately $1,217,000. The mortgage bears interest at 7.08%, requires monthly payments of approximately $12,000 and matures on July 1, 2008, with a balloon payment of approximately $1,630,000.


                                    6 of 13

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

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

     Liquidity and Capital Resources

     As of June 30, 1998, the Partnership retained an equity interest in six Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in a partnership in which an affiliate of the Partnership's general partner became the sole general partner in October 1996. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses of Clear Creek, for general and administrative expenses and to make capital contributions and/or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest.

     To date, all cash requirements have been satisfied by interest income earned on short-term investments, rental income from Clear Creek and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of June 30, 1998, the Partnership had cash and cash equivalents of $1,560,000, which has been invested primarily in short-term certificates of deposit and money market accounts. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. The Partnership did not fund any operating deficits to Local Limited Partnerships in 1998 and 1997.

     The level of liquidity based on cash and cash equivalents experienced a $76,000 increase at June 30, 1998, as compared to December 31, 1997. The Partnership's $149,000 of cash provided by operating activities and an increase in accrued interest on the subordinated loan of $7,000 (financing activity) was only partially offset by $26,000 of mortgage principal payments and $54,000 of cash distributed to partners (financing activities).

     The Partnership is not obligated to provide any additional funds to the Local Limited Partnerships to fund operating deficits. The Partnership determines on a case by case basis whether to fund any operating deficits. If a Local Limited Partnership sustains continuing operating deficits and has no

                                    7 of 13

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

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

     On June 16, 1998, Fayettville Apartments Limited Partnership, one of the Local Limited Partnerships which the partnership has an equity interest, refinanced its mortgage. The new mortgage in the amount of $1,850,000 replaced indebtedness of $1,217,000. The mortgage bears interest at 7.08%, requires monthly payments of approximately $12,000 and matures on July 1, 2008 with a balloon payment of approximately $1,630,000.

     The loan encumbering Dunhaven Apartments Phase II, ("Dunhaven") is in default. The Partnership was unable to reach an agreement with the general partner of the Local Limited Partnership which holds title to Dunhaven pursuant to which the Partnership, or an affiliate of the Partnership, would have been appointed as general partner of the Dunhaven Local Limited Partnership and the Partnership, or its affiliate, would satisfy the default on the loan. At June 30, 1998, the Managing General Partner estimates the default to be approximately $100,000. Unless an agreement is reached with the existing general partner, it is possible that the Dunhaven property could be lost through foreclosure.

     During 1998, Partnership distributions (paid or accrued) aggregated $50,000 ($2.00 per Unit) to its limited partners and $4,000 to the general partners.

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

                                    8 of 13

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

     Results of Operations

     The Partnership's net income for the six months ended June 30, 1998 was $100,000, as compared to $363,000 for six months ended June 30, 1997. The decrease in net income is primarily due to a decline in Local Limited Partnership cash distributions of $206,000 and an increase in Clear Creek's operating expenses of $61,000. During the six months ended June 30, 1998, the Local Limited Partnerships owning Village Square Apartments and Dunhaven Apartments, Section II - Phase I distributed $115,000 and $14,000, respectively. During the six months ended June 30, 1997, the Local Limited Partnership owning Village Square Apartments distributed $335,000. All other items of income and expense remained relatively constant.

                                    9 of 13

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

Part II - Other Information

Item 6.      Exhibits and Reports on Form 8-K.

             (a) Exhibits

                 27.  Financial Data Schedule

                 99.  Supplementary Information Required Pursuant to
                      Section 9.4 of the Partnership Agreement.

             (b) Reports on Form 8-K:

                 No reports on Form 8-K were filed during the three months ended June 30, 1998.


                                   10 of 13

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998


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


                                        WINTHROP RESIDENTIAL ASSOCIATES III,
                                        A LIMITED PARTNERSHIP

                                        BY:  ONE WINTHROP PROPERTIES, INC.
                                             Managing General Partner

                                        BY:  /s/ Michael L. Ashner
                                             --------------------------
                                             Michael L. Ashner
                                             Chief Executive Officer

                                        BY:  /s/ Edward V. Williams
                                             --------------------------
                                             Edward V. Williams
                                             Chief Financial Officer

                                             Dated:  August 12, 1998


                                   11 of 13

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998


Exhibit Index

      Exhibit                                                     Page No.
      -------                                                     --------

27.   Financial Data Schedule                                         -

99.   Supplementary Information Required Pursuant to
      Section 9.4 of the Partnership Agreement.                      12






                                   12 of 13