Form 10QSB
period 1998-09-30
WINTHROP RESIDENTIAL ASSOCIATES III
filed 1998-11-13
CIK 711418

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

          Maryland                                       04-2782016
--------------------------------                       --------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Five Cambridge Center, Cambridge, MA                       02142-1493
--------------------------------------------------------------------------------
(Address of principal executive office)                    (Zip Code)


      Registrant's telephone number, including area code (617) 234-3000
                                                         --------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/    No / /




                                    1 of 13

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1998

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

Consolidated Balance Sheets (Unaudited)

                                                                                 September 30,               December 31,
(In Thousands, Except Unit Data)                                                      1998                       1997
                                                                              ---------------------       --------------------
Assets

Cash and cash equivalents                                                     $              1,791        $             1,484
Investments in Local Limited Partnerships                                                      105                        374
Other assets                                                                                    85                         60
Real estate (net of accumulated depreciation
     of $2,840 in 1998 and $2,706 in 1997)                                                   2,134                      2,268
                                                                              ---------------------       --------------------

     Total Assets                                                             $              4,115        $             4,186
                                                                              =====================       ====================

Liabilities and Partners' Capital

Liabilities:

Accounts payable, accrued interest and expenses                               $                160        $               153
Distribution payable                                                                            27                         27
Mortgage payable                                                                             2,546                      2,586
Subordinated loan payable                                                                      133                        133
                                                                              ---------------------       --------------------

     Total Liabilities                                                                       2,866                      2,899
                                                                              ---------------------       --------------------

Partners' Capital:

Limited Partners --
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,005 units authorized,
   issued and outstanding                                                                    2,553                      2,588
General Partners' deficit                                                                   (1,304)                    (1,301)
                                                                              ---------------------       --------------------

         Total Partners' Capital                                                             1,249                      1,287
                                                                              ---------------------       --------------------

         Total Liabilities and Partners' Capital                              $              4,115        $             4,186
                                                                              =====================       ====================


               See notes to consolidated financial statements.

                                   2 of 13

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1998


Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                 For the Three Months Ended                      For the Nine Months Ended

                                            September 30,            September 30,            September 30,        September 30,
                                                1998                     1997                     1998                  1997
                                          -------------------    -----------------------   ------------------    ------------------
Income:

   Rental income                          $              284      $                  269      $           818      $            796
   Income from Local Limited Partnership
     cash distributions                                    -                           -                  129                   335
   Equity in (loss) income of Local
     Limited Partnership                                 (35)                          2                  (16)                   18
   Interest                                               17                          16                   45                    44
   Other                                                   9                           6                   23                    17
                                          -------------------    ------------------------   ------------------    ------------------

     Total Income                                        275                         293                  999                 1,210
                                          -------------------    ------------------------   ------------------    ------------------
Expenses:

   Operating                                             211                         192                  593                   513
   Interest                                               51                          53                  154                   160
   Depreciation and amortization                          46                          46                  137                   137
   General and administrative                             24                          21                   72                    56
                                          --------------------    -----------------------   ------------------    ------------------
Total Expenses                                           332                         312                  956                   866
                                          -------------------    ------------------------   ------------------    ------------------

Net (loss) income                         $              (57)     $                  (19)     $            43      $            344
                                          ===================    ========================   ==================    ==================

Net (loss) income allocated to
  General Partners                        $               (4)     $                   (1)     $             3      $             26
                                          ===================    ========================   ==================    ==================

Net (loss) income allocated
  to Limited Partners                     $              (53)     $                  (18)     $            40      $            318
                                          ===================    ========================   ==================    ==================

Net (loss) income per Unit of
  Limited Partnership Interest            $            (2.12)     $                 (.72)    $           1.60      $          12.72
                                          ===================    ========================   ==================    ==================

Distributions per Unit of
  Limited Partnership Interest            $             1.00      $                 1.00     $           3.00      $           3.00
                                          ===================    ========================   ==================    ==================




               See notes to consolidated financial statements.

                                   3 of 13

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1998



Consolidated Statement of Changes in Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)


                                             Units of
                                             Limited              General                 Limited
                                           Partnership           Partners'               Partners'                  Total
                                            Interest              Deficit                 Capital                  Capital
                                       ------------------   -------------------     -------------------    --------------------

Balance - January 1, 1998                         25,005    $           (1,301)     $          2,588        $          1,287

   Net income                                                                3                    40                      43
   Distributions                                                            (6)                  (75)                    (81)
                                       ------------------   -------------------     -------------------     --------------------

Balance - September 30, 1998                      25,005    $           (1,304)     $          2,553        $          1,249
                                       ==================   ===================     ===================     ====================





               See notes to consolidated financial statements.

                                   4 of 13

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1998


Consolidated Statements of Cash Flows (Unaudited)

                                                                                         For the Nine Months Ended
                                                                                 September 30,               September 30,
(In Thousands)                                                                        1998                       1997
                                                                               ---------------------       --------------------

Cash Flows from Operating Activities:
Net income                                                                    $                 43        $               344
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                                                              134                        133
     Amortization                                                                                3                          4
     Equity in (loss) income of Local Limited Partnership                                       16                        (18)

     Changes in assets and liabilities:
         Increase in other assets                                                              (25)                       (98)
         (Decrease) increase in accounts payable
            and accrued expenses                                                                (3)                        21
                                                                              ---------------------       --------------------

     Net cash provided by operating activities                                                 168                        386
                                                                              ---------------------       --------------------

Cash Flows From Investing Activities:

     Distributions received from Local Limited Partnership                                     250                          -
                                                                              ---------------------       --------------------

     Cash provided by investing activities                                                     250                          -
                                                                              ---------------------       --------------------

Cash Flows From Financing Activities:

     Mortgage principal payments                                                               (40)                       (37)
     Distributions to partners                                                                 (81)                       (81)
     Increase in accrued interest on subordinated loan                                          10                          -
                                                                              ---------------------       --------------------

     Net cash used in financing activities                                                    (111)                      (118)
                                                                              ---------------------       --------------------

Net increase in cash and cash equivalents                                                      307                        268

Cash and cash equivalents, beginning of period                                               1,484                        980
                                                                              ---------------------       --------------------

Cash and cash equivalents, end of period                                      $              1,791        $             1,248
                                                                              =====================       ====================

Supplemental Disclosure of Cash Flow Information

     Interest paid in cash                                                    $                144        $               147
                                                                              =====================       ====================

Supplemental Disclosure of Non-Cash
     Investing Activities

     Accrued Distributions to Partners                                        $                 27        $                27
                                                                              =====================       ====================




               See notes to consolidated financial statements.

                                   5 of 13

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1998

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

             The results of operations for the nine months ended September 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

2.           Consolidation

             The accompanying financial statements have been prepared on a consolidated basis, including the accounts of Clear Creek. All significant intercompany transactions and balances have been eliminated.

3.           Transaction with Related Parties

             An affiliate of the Managing General Partner received approximately $57,000 and $51,000, in management fees from Local Limited Partnerships during the nine months ended September 30, 1998 and 1997, respectively.

4.           Mortgage Refinancing

             On June 16, 1998, Fayettville Apartments Limited Partnership, one of the Local Limited Partnerships in which the Partnership has an equity interest, refinanced its mortgage. The new mortgage in the amount of $1,850,000 replaced indebtedness of approximately $1,217,000. The mortgage bears interest at 7.08%, requires monthly payments of approximately $12,000 and matures on July 1, 2008, with a balloon payment of approximately $1,630,000. During September 1998, the Local Limited Partnership distributed $250,000 of refinancing proceeds to the Partnership. The Partnership expects to distribute the proceeds during the fourth quarter.





                                    6 of 13

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1998

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

         Liquidity and Capital Resources

         As of September 30, 1998, the Partnership retained an equity interest in six Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in a partnership in which an affiliate of the Partnership's general partner became the sole general partner in October 1996. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses of Clear Creek, for general and administrative expenses and to make capital contributions and/or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest.

         To date, all cash requirements have been satisfied by interest income earned on short-term investments, rental income from Clear Creek and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of September 30, 1998, the Partnership had cash and cash equivalents of $1,791,000, which has been invested primarily in short-term certificates of deposit and money market accounts. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. The Partnership did not fund any operating deficits to Local Limited Partnerships in 1998 and 1997.

         The level of liquidity based on cash and cash equivalents experienced a $307,000 increase at September 30, 1998, as compared to December 31, 1997. The Partnership's $168,000 of cash provided by operating activities and $250,000 of cash from investing activities, were only partially offset by $111,000 of cash used in financing activities. During September 1998, Fayettville Apartments Limited Partnership distributed $250,000 of refinancing proceeds to the Partnership. The Partnership expects to distribute the proceeds during the fourth quarter. Cash used in financing activities consisted of $40,000 of mortgage principal payments and $81,000 of cash distributions to partners, which was only partially offset by an increase in accrued interest on the subordinated loan of $10,000.

                                    7 of 13

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1998

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

         On June 16, 1998, Fayettville Apartments Limited Partnership, one of the Local Limited Partnerships in which the partnership has an equity interest, refinanced its mortgage. The new mortgage in the amount of $1,850,000 replaced indebtedness of $1,217,000. The mortgage bears interest at 7.08%, requires monthly payments of approximately $12,000 and matures on July 1, 2008 with a balloon payment of approximately $1,630,000.

         The loan encumbering Dunhaven Apartments Phase II, ("Dunhaven") is in default and is held by the U.S. Department of Housing and Urban Development. The Partnership was unable to reach an agreement with the general partner of the Local Limited Partnership which holds title to Dunhaven pursuant to which the Partnership, or an affiliate of the Partnership, would have been appointed as general partner of the Dunhaven Local Limited Partnership and the Partnership, or its affiliate, would satisfy the default on the loan. At September 30, 1998, the Managing General Partner estimates the default to be approximately $165,000. Unless an agreement is reached with the existing general partner, it is possible that the Dunhaven property could be lost through foreclosure.

         During 1998, Partnership distributions (paid or accrued) aggregated $75,000 ($3.00 per Unit) to its limited partners and $6,000 to the general partners.

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

                                   8 of 13

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1998

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

         Liquidity and Capital Resources (Continued)

         The Partnership is dependent upon Coordinated Services and the management agents of the Local Limited Partnerships for management and administrative services. Coordinated Services has completed an assessment and believes that their computer systems will function properly with respect to dates in the Year 2000 and thereafter (the "Year 2000 Issue"). The management agents of the Local Limited Partnerships are at various stages of completing an assessment of their computer systems. These Year 2000 costs, if any, are the responsibility of the individual management agents. The Partnership does not expect that it will incur any material costs associated with, or be materially affected by, the Year 2000 Issue.

         Results of Operations

         The Partnership's net income for the nine months ended September 30, 1998 was $43,000, as compared to $344,000 for nine months ended September 30, 1997. The decrease in net income is primarily due to a decline in Local Limited Partnership cash distributions of $206,000, an increase in Clear Creek's operating expenses of $80,000, and a decrease in equity in income of Local Limited Partnership of $34,000. Clear Creek's operating expenses increased primarily due to higher repairs and maintenance for the nine months ended September 30, 1998, as compared to the comparative period. During the nine months ended September 30, 1998, the Local Limited Partnerships owning Village Square Apartments and Dunhaven Apartments, Section II - Phase I distributed $115,000 and $14,000, respectively. During the nine months ended September 30, 1997, the Local Limited Partnership owning Village Square Apartments distributed $335,000. All other items of income and expense remained relatively constant.














                                    9 of 13

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1998



Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              27.      Financial Data Schedule

              99.      Supplementary Information Required Pursuant to
                       Section 9.4 of the Partnership Agreement.

         (b) Reports on Form 8-K:

             No reports on Form 8-K were filed during the three months ended September 30, 1998.




                                   10 of 13

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1998


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


                                       WINTHROP RESIDENTIAL ASSOCIATES III,
                                       A LIMITED PARTNERSHIP


                                       BY:  ONE WINTHROP PROPERTIES, INC.
                                            Managing General Partner


                                       BY:  /s/ Michael L. Ashner
                                            ----------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer


                                       BY:  /s/ Edward V. Williams
                                            ----------------------------------
                                            Edward V. Williams
                                            Chief Financial Officer

                                            Dated:     November 12, 1998

                                   11 of 13

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1998

Exhibit Index


      Exhibit                                             Page No.
      -------                                             --------

27.   Financial Data Schedule                                 -

99.   Supplementary Information Required Pursuant to
      Section 9.4 of the Partnership Agreement.              13





























                                   12 of 13