Form 10KSB
period 1998-12-31
WINTHROP RESIDENTIAL ASSOCIATES III
filed 1999-04-14
CIK 711418

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                                                                Commission  File
For the year ended December 31, 1998                             Number  2-81033
                   -----------------                                     -------


           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP (Exact name of small business issuer as specified in its charter)

        Maryland                                               04-2782016
-----------------------                               --------------------------
(State of Organization)                               (I.R.S. Employer I.D. No.)

5 Cambridge Center, 9th Floor, Cambridge, Massachusetts           02142
--------------------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip  Code)

Registrant's telephone number including area code:               (617) 234-3000
                                                                 --------------


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No ____
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $1,292,000.

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

         The General Partners of the Partnership are Two Winthrop Properties, Inc. ("Two Winthrop") and Linnaeus-Oxford Associates Limited Partnership ("Linnaeus-Oxford"). The Initial Limited Partner is WFC Realty Co., Inc. ("WFC"). Two Winthrop and WFC are Massachusetts corporations which are wholly owned subsidiaries of First Winthrop Corporation ("First Winthrop"), a Delaware corporation, which in turn is wholly-owned by Winthrop Financial Associates, A Limited Partnership ("WFA"), a Maryland limited partnership. Linnaeus-Oxford is a Massachusetts limited partnership. Two Winthrop is the Partnership's Managing General Partner. See "Employees" below.

         In 1983, the Partnership sold, pursuant to a Registration Statement filed with the Securities and Exchange Commission, 25,000 Units of limited partnership interest ("Units") at a purchase price of $1,000 per Unit (an aggregate of $25,000,000). Capital contributions net of selling commissions, sales and registration costs, were utilized to purchase investments in Local Limited Partnerships and temporary short-term investments.

         The Partnership invests as a limited partner in other limited partnerships that own, operate and otherwise deal with apartment properties with original financing insured by the U.S. Department of Housing and Urban Development ("HUD").

Local Limited Partnerships

         The Partnership initially acquired equity interests in the form of limited partnership interests in 12 Local Limited Partnerships owning and operating apartment properties. The Partnership continues to hold an interest in 7 Local Limited Partnerships. In addition, the Partnership reduced its residual interest in two Local Limited Partnerships, those owning Maple Manor and The Groves, during 1988 to 50%. See Item 2, "Description of Properties" for information relating to the Local Limited Partnerships' properties.

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

         Dunhaven Apartments, Section 2 Phase 2 - The loan encumbering this property is currently in default. The Partnership was unable to successfully complete negotiations with the general partner of the Local Limited Partnership pursuant to which the Partnership, or an affiliate of the Partnership, would be appointed as general partner of the Local Limited Partnership and the Partnership, or its affiliate, would have satisfied the default on the loan. On February 27, 1998 and November 18, 1998, the Partnership received a notice of foreclosure from HUD. The current default is approximately $138,000. It is currently anticipated that the property will be lost through foreclosure in 1999.

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

Item 2.  Description of Properties.

         The following table sets forth certain information regarding the properties owned by the seven Local Limited Partnerships in which the Partnership has retained an interest and which continue to own apartment properties as of March 15, 1999:

                                             Date of                  Number of
Property Name              Location          Acquisition(1)           Units
-------------              --------          --------------           ---------
Clear Creek Landing        Houston, TX          4-28-83                 200
Apartments

Village Square             Manassas, VA         4-28-83                 285
Apartments

Dunhaven Apartments,       Baltimore, MD        6-24-83                  72
Section 2, Phase 1

Dunhaven Apartments,       Baltimore, MD        6-24-83                  72
Section 2, Phase 2

The Groves Apartments      North Augusta, SC    7-29-83                 132

Autumn Chase               Mobile, AL           9-19-83                 120
Apartments

Maple Manor                Fayetteville, AR    10-30-83                 128
Apartments



--------------------
(1) Represents the date on which the Partnership made its initial investment in the Local Limited Partnership

         The following table sets forth information relating to the first mortgage encumbering each of the Local Limited Partnership's properties:


                      Principal                                        Principal
                     Balance at                                        Balance
                    December 31,   Interest   Period       Maturity    Due at
Property                1998         Rate    Amortized       Date      Maturity
--------            ------------   --------  ---------     ---------   ---------

Clear Creek          $2,532,585      7.5%    36 years      10/1/2018     (1)

Village Square       $6,753,859      7.5%    38 years       9/1/2020     (1)

Dunhaven
 Apartments,
 Section 2, Phase 1  $2,090,149      7.5%    36 years       2/1/2022     (1)

Dunhaven
 Apartments,
 Section 2, Phase 2  $2,516,765      7.5%    40 years       2/1/2022     (1)

The Groves           $1,907,472      7.5%    36 years       2/1/2019     (1)
 Apartments

Autumn Chase         $3,072,516      7.5%    40 years      11/1/2024     (1)

Maple Manor          $1,843,556      7.08%   10 years       7/1/2008  $1,630,000

(1)  Loan is a self-amortizing loan.

      On June 16, 1998, Fayettville Apartments Limited Partnership, one of the Local Limited Partnerships in which the Partnership has an equity interest, refinanced its mortgage. The new mortgage in the amount of $1,850,000 replaced indebtedness of approximately $1,217,000. The mortgage bears interest at 7.08%, requires monthly payments of approximately $12,000 and matures on July 1, 2008, with a balloon payment of approximately $1,630,000. During September 1998, the Local Limited Partnership distributed $250,000 of refinancing proceeds to the Partnership. The Partnership distributed the proceeds during the first quarter of 1999.

      The following table sets forth the Partnership's ownership interest in each of the Local Limited Partnerships:

       Local Limited Partnership             Ownership Interest
       -------------------------             ------------------

Clear Creek Landing Apartments                       88.5%
Village Square Apartments                            50%
Dunhaven Apartments,
 Section 2, Phase 1                                  95%
Dunhaven Apartments,
 Section 2, Phase 2                                  92%
The Groves Apartments                                50%
Autumn Chase Apartments                              99%
Maple Manor Apartments                               50%

      The following chart provides comparative data for each property owned by the Local Limited Partnerships regarding occupancy rates and average market rental rates per apartment unit, for the last two years, where that data is available to the Partnership:

                                                               Average Monthly
                                     Average Monthly               Rental
                                      Occupancy Rate            Rate per Unit
                                      --------------            -------------
           Property                 1998         1997          1998         1997
           --------                 ----         ----          ----         ----

Clear Creek Landing                  92%         90.1%         $518         $496
Village Square                       94%         93.4%         $679         $672
Dunhaven  Apartments, Section        96%         89.6%         $577         $565
2, Phase 1
Dunhaven  Apartments, Section        73%         83.6%         $593         $569
2, Phase 2
The Groves                           88%         83.7%         $433         $395
Autumn Chase                         95%         96.6%         $454         $450
Maple Manor                          92%         96.3%         $679         $358

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 1998 (in thousands):

           Property               Gross                                                            Federal
                                Carrying       Accumulated                                           Tax
                                  Value        Depreciation              Rate           Method      Basis
                                  -----        ------------              ----           ------      -----
Clear Creek Landing              $4,974          $(2,884)              3-25 yrs.           S/L      $  500
Village Square                    8,993           (6,470)              5-39 yrs.           S/L       2,157
Dunhaven  Apartments,             2,235           (1,524)              5-33.3 yrs.       S/L,DD        728
Section  2, Phase 1

Dunhaven  Apartments,             2,487           (1,431)              5-33.3 yrs.       S/L,DD      1,106
Section 2, Phase 2
The Groves                        3,361           (2,038)              10-25 yrs.          S/L         167
Autumn Chase                      3,460           (1,953)              7-30 yrs.           S/L         305
Maple Manor                       2,810           (1,662)              10-25 yrs.          S/L         164


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

         As of March 15, 1999, there were 2,206 holders of the 25,000 Units.

         The Partnership Agreement requires that if the Partnership has Cash Available for Distribution it be distributed quarterly to the Partners in specified proportions. The Partnership Agreement defines Cash Available for Distribution as Cash Flow less cash designated by the Managing General Partner to be held for restoration or creation of reserves. Cash Flow, in turn, is defined as cash derived from the Local Limited Partnerships (but excluding sale or refinancing proceeds) and all cash derived from Partnership operations, less cash used to pay operating expenses of the Partnership. During the years ended December 31, 1998 and 1997, the Partnership has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

                                         Amount of
                                       Distribution
                                         Per Unit
        Distribution with                --------
           Respect to
          Quarter Ended            1998             1997
          -------------            ----             ----

March 31                            1.00            1.00
June 30                             1.00            1.00
September 30                        1.00            1.00
December 31                        11.04            1.00

Item 6.  Management's Discussion and Analysis or Plan of Operation

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

         Liquidity and Capital Resources

         As of December 31, 1998, the Partnership retained an equity interest in six Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in a partnership in which an affiliate of the Partnership's general partner became the sole general partner in October 1996. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses of Clear Creek, for general and administrative expenses and to make capital contributions and/or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest.

         To date, all cash requirements have been satisfied by interest income earned on short-term investments, rental income from Clear Creek and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of December 31, 1998, the Partnership had cash and cash equivalents of $1,723,000, as compared to $1,484,000 at December 31, 1997. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. The

Partnership did not fund any operating deficits to Local Limited Partnerships in 1998 and 1997.

         The level of liquidity based on cash and cash equivalents experienced a $239,000 increase at December 31, 1998, as compared to December 31, 1997. The Partnership's $250,000 distribution received from a Local Limited Partnership, $137,000 of cash provided by operating activities and an increase in accrued interest on the subordinated loan of $14,000 (financing activity) was partially offset by $53,000 of mortgage principal payments and $109,000 of cash distributed to partners (financing activities). On June 16, 1998, Fayetteville Apartments Limited partnership, ("Fayetteville"), refinanced its mortgage. During September 1998, Fayetteville distributed $250,000 of refinancing proceeds to the Partnership. The Partnership distributed the proceeds of the $250,000 distribution received from Fayetteville during the first quarter of 1999. The Local Limited Partnership owning Village Square Apartments is currently seeking to refinance the mortgage encumbering its property. If the Local Limited Partnership is successful refinancing this mortgage, it is expected that cash distributions to the Partnership will increase. There can be no assurance, however, that a refinancing will be consummated or, if consummated, that cash distributions will increase.

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

         The loan encumbering Dunhaven Apartments Phase II, ("Dunhaven") is in default and is held by the U.S. Department of Housing and Urban Development. The Partnership was unable to reach an agreement with the general partner of the Local Limited Partnership which holds title to Dunhaven pursuant to which the Partnership, or an affiliate of the Partnership, would have been appointed as general partner of the Dunhaven Local Limited Partnership and the Partnership, or its affiliate, would satisfy the default on the loan. At December 31, 1998, the Managing General Partner estimates the default to be approximately $138,000. The Partnership has received notice from the Department of Housing and Urban Development of their intent to proceed with foreclosure action on the mortgage for Dunhaven. The Partnership's investment in this Local Limited Partnership had previously been written down to zero.

         Clear Creek currently has two housing assistance contracts with the Department of Housing and Urban Development which account for approximately 20% of the units in the apartment complex. These contracts expire in 1999. There is an uncertainty as to whether these contracts will be renewed, however, if they are not renewed alternative programs could be available. Based upon current market conditions of apartment rentals, if the contracts are not renewed and alternative programs are not available, the Partnership does not expect that this will have a significant impact on rental operations.

         During 1998, Partnership distributions (paid or accrued) aggregated $351,000 ($14.04 per Unit) to its limited partners and $8,000 to the general partners.

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

Results of Operations

         The Partnership's net loss for the year ended December 31, 1998 was $52,000, as compared to net income of $439,000 for the year ended December 31, 1997. The decline is primarily due to a decrease in Local Limited Partnership cash distributions of $471,000. The Local Limited Partnership owning Village Square Apartments and Dunhaven Apartments, Section II - Phase I distributed $115,000 and $14,000, respectively, in 1998. During 1997, the Local Limited Partnership owning Village Square Apartments distributed $600,000. All other items of income and expense remained relatively constant.

Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Registrant is dependent upon the General Partner and its affiliates and Coordinated Services for management and administrative services. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         During the first half of 1998, Coordinated Services, the General Partner and its affiliates completed their assessment of the various computer software and hardware used in connection with the management of the Registrant. This review indicated that significantly all of the computer programs used by Coordinated Services, the General Partner and its affiliates are off-the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. In addition, to the extent that custom programs are utilized by Coordinated Services, the General Partner and its affiliates, such custom programs are Year 2000 compliant.

         Following the completion of its assessment of the computer software and hardware, Coordinated Services, the General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Registrant has to date not borne, nor is it expected that the Registrant will bear any significant cost, in connection with the upgrade of those systems to requiring remediation. It is expected that all systems will be remediated, tested and implemented during the first half of 1999.

         To date, neither Coordinated Services no the General Partner are aware of any external agent, including local general partners, with a Year 2000 issue that would materially impact the Registrant's results of operations, liquidity or capital resources. However, Coordinated Services and the General Partner have no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Registrant. However, the effect of non-compliance by external agents is not readily determinable.

Item 7.  Financial Statements

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                        CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1998

                                      INDEX

                                                                           Page
                                                                           ----

Independent Auditors' Report..............................................F - 2

Financial Statements:

Consolidated Balance Sheets as of December 31, 1998 and 1997..............F - 3

Consolidated Statements of Income for the Years Ended
     December 31, 1998 and 1997...........................................F - 4

Consolidated Statements of Partners' Capital for the Years Ended
     December 31, 1998 and 1997...........................................F - 5

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998 and 1997...........................................F - 6

Notes to Consolidated Financial Statements................................F - 7

                          Independent Auditors' Report

To the Partners
Winthrop Residential Associates III, a Limited Partnership

We have audited the accompanying consolidated balance sheets of Winthrop Residential Associates III, a Limited Partnership (a Maryland limited partnership) and its subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, partners' capital and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting and were written down to zero (see Note
1). Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winthrop Residential Associates III, a Limited Partnership, and its subsidiary as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                    Certified Public Accountants

New York, New York
March 18, 1999

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Unit Data)


                                                                                              DECEMBER 31,
                                                                              ---------------------------------------------
                                                                                     1998                     1997
                                                                              --------------------    ---------------------
ASSETS

Investments in Local Limited Partnerships                                     $                76      $               374
Cash and Cash Equivalents                                                                   1,723                    1,484
Other Assets                                                                                   98                       60
Real Estate, net                                                                            2,090                    2,268
                                                                              --------------------    ---------------------
      Total Assets                                                            $             3,987      $             4,186
                                                                              ====================    =====================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts Payable and Accrued Expenses                                         $               108      $               107
Distribution Payable                                                                          277                       27
Mortgage Payable                                                                            2,533                    2,586
Accrued Interest - Subordinated Loan Payable                                                   60                       46
Subordinated Loan Payable                                                                     133                      133
                                                                              --------------------    ---------------------
      Total Liabilities                                                                     3,111                    2,899
                                                                              --------------------    ---------------------

Partners' Capital:

Limited Partners -
      Units of Limited Partnership Interest,
      $1,000 stated value per unit; 25,005
      units authorized, issued and outstanding                                              2,189                    2,588
General Partners' deficit                                                                  (1,313)                  (1,301)
                                                                              --------------------    ---------------------
      Total Partners' Capital                                                                 876                    1,287
                                                                              --------------------    ---------------------
      Total Liabilities and Partners' Capital                                 $             3,987      $             4,186
                                                                              ====================    =====================


                See notes to consolidated financial statements.



           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, Except Unit Data)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------------------
                                                                                     1998                     1997
                                                                              --------------------    ---------------------


Income:

Rental Income                                                                 $             1,106     $              1,069
Income from Local Limited Partnerships
  cash distributions                                                                          129                      600
Equity in loss of Local Limited Partnerships                                                  (44)                     (12)
Interest                                                                                       65                       60
Other                                                                                          36                       34
                                                                              --------------------    ---------------------

      Total Income                                                                          1,292                    1,751
                                                                              --------------------    ---------------------

Expenses:

Operating                                                                                     859                      840
Interest                                                                                      205                      211
Depreciation and Amortization                                                                 182                      182
General and Administrative                                                                     98                       79
                                                                              --------------------    ---------------------
      Total Expenses                                                                        1,344                    1,312
                                                                              --------------------    ---------------------
Net (Loss) Income                                                             $               (52)    $                439
                                                                              ====================    =====================
Net (loss) income allocated to General Partners                               $                (4)    $                 33
                                                                              ====================    =====================
Net (loss) income allocated to Limited Partners                               $               (48)    $                406
                                                                              ====================    =====================
Net (Loss) Income per Unit of Limited Partnership Interest                    $             (1.92)    $              16.24
                                                                              ====================    =====================
Distributions per Unit of Limited Partnership Interest                        $             14.04     $               4.00
                                                                              ====================    =====================



                 See notes to consolidated financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                    YEARS ENDED DECEMBER 31, 1998 AND 1997
                        (In Thousands, Except Unit Data)


                                      Units of
                                      Limited       General      Limited
                                    Partnership    Partners'     Partners'      Total
                                      Interest     Deficit       Capital       Capital
                                    -----------    ---------     ---------     -------

Balance - January 1, 1997             25,005      $  (1,326)     $  2,282      $   956

   Net Income                              -             33           406          439
   Distributions                           -             (8)         (100)        (108)
                                      ------      ---------      --------      -------

Balance - December 31, 1997           25,005      $  (1,301)     $  2,588      $ 1,287

   Net Income                              -             (4)          (48)         (52)
   Distributions                           -             (8)         (351)        (359)
                                      ------      ---------      --------      -------

Balance - December 31, 1998           25,005      $  (1,313)     $  2,189      $   876
                                      ======      =========      ========      =======





                 See notes to consolidated financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (In Thousands, Except Unit Data)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------------------
                                                                                     1998                     1997
                                                                              --------------------    ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                             $               (52)    $                439
Adjustments to reconcile net (loss) income to net cash provided by operating activities:

      Depreciation                                                                            178                      178
      Amortization                                                                              4                        4
      Equity in loss of Local Limited Partnerships                                             44                       12

Changes in assets and liabilities:

      (Increase) decrease in other assets                                                     (38)                       4
      Increase in accounts payable and
         accrued expenses                                                                       1                       12
                                                                              --------------------    ---------------------
Net cash provided by operating activities                                                     137                      649
                                                                              --------------------    ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Distributions received from Local Limited Partnership                                   250                        -
                                                                              --------------------    ---------------------
      Cash provided by investing activities                                                   250                        -
                                                                              --------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Mortgage principal payments                                                             (53)                     (50)
      Distributions to partners                                                              (109)                    (108)
      Increase in accrued interest payable on subordinated loan                                14                       13
                                                                              --------------------    ---------------------
Net cash used in financing activities                                                        (148)                    (145)
                                                                              --------------------    ---------------------
Net increase in cash and cash equivalents                                                     239                      504

Cash and Cash Equivalents, Beginning of Year                                                1,484                      980
                                                                              --------------------    ---------------------
Cash and Cash Equivalents, End of Year                                        $             1,723     $              1,484
                                                                              ====================    =====================
Supplemental Disclosure of Cash Flow Information

      Cash paid for interest                                                  $               192     $                198
                                                                              ====================    =====================
Supplemental Disclosure of Non-Cash Financing
      and Investing Activities

      Accrued Distributions to Partners                                       $               277     $                 27
                                                                              ====================    =====================

                See notes to consolidated financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Winthrop Residential Associates III, A Limited Partnership (the "Partnership"), was organized on June 28, 1982 under the Uniform Limited Partnership Act of the State of Maryland to invest in limited partnerships (the "Local Limited Partnerships") which develop, manage, operate and otherwise deal in government assisted apartment complexes and which do not significantly restrict distributions to owners or the rate of return on investments in such properties. The Partnership has investments in six Local Limited Partnerships each owning an apartment complex. Additionally, the Partnership owns an 88.5% limited partnership interest in Clear Creek Ltd. ("Clear Creek") a partnership in which an affiliate of the Partnership became the Managing General Partner in October 1996.

     The Partnership was capitalized with $25,000,000 of contributions representing 25,000 investor limited partnership units. The offering closed in July, 1983. The general partners and the initial limited partner (5 units) contributed $8,000. At December 31, 1998 and 1997, there were 25,005 limited partnership units issued and outstanding.

     Consolidation

     The consolidated financial statements include all of the accounts of the Partnership and Clear Creek. All significant intercompany transactions and balances have been eliminated. Losses of Clear Creek have not been allocated to its minority interests since there is no obligation on the part of the minority partners to fund such losses.

     Real Estate

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

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                   (Continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Concentration of Credit Risk

     Principally all of the Partnership's cash and cash equivalents consist of certificates of deposit held by banks with original maturity dates of three months or less.

     Segment Reporting

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Partnership has one reportable segment, residential real estate. The Partnership evaluates performances based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

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

     On December 16, 1997, the Managing General Partner and certain of its affiliates entered into a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services was retained to provide asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, the Managing General Partner and its affiliates assigned to Coordinated Services all of their rights to receive fees from the Partnership, as provided in the Partnership Agreement. Coordinated Services, which is a related party

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                   (Continued)

3.   TRANSACTIONS WITH RELATED PARTIES (Continued)

     for financial reporting purposes only, is affiliated with the general partner and managing agent of certain Local Limited Partnerships, in which the Partnership has invested. For the years ended December 31, 1998 and 1997, respectively, affiliates of Coordinated Services received $243,000 and $221,000 in fees and expense reimbursements for managing these Local Limited Partnerships.

     An affiliate of the Managing General Partner received approximately $42,000 and $64,000 in management fees from a Local Limited Partnership during 1998 and 1997, respectively. Coordinated Services was entitled to receive 25% or approximately $13,000 for 1998 and 1997, respectively, of the Clear Creek management fee for supervisory services.

4.   MORTGAGE PAYABLE

     The mortgage, which is secured by Clear Creek, bears interest at 7.5% per annum, requires monthly payments of approximately $20,000 and matures in October 2018.

     Principal payments on the mortgage note are due as follows:

                               1999                     $     58,000
                               2000                           62,000
                               2001                           67,000
                               2002                           72,000
                               2003                           78,000
                               Thereafter                  2,196,000
                                                        ------------
                                                        $  2,533,000
                                                        =============

     The estimated fair value of the Partnership's debt approximates its carrying amount.

5.   SUBORDINATED LOAN PAYABLE

     The subordinated loan, in the amount of $133,000, is due to the former general partner of Clear Creek who also manages the property. The subordinated loan, accrues interest at 10% and is due upon sale of the property.

6.   REAL ESTATE

     Real estate is comprised of the following:

                                                               December 31,
                                                 -----------------------------------------
                                                        1998                  1997
                                                 -------------------   -------------------
              Land                               $          500,000    $          500,000
              Buildings and Improvements                  4,457,000             4,457,000
              Furnishings                                    17,000                17,000
                                                 -------------------   -------------------
                                                          4,974,000             4,974,000
              Accumulated Depreciation                  (2,884,000)           (2,706,000)
                                                 -------------------   -------------------
                                                 $        2,090,000    $        2,268,000
                                                 ===================   ===================

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                   (Continued)


7.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

     As of December 31, 1998, the Partnership has Limited Partnership equity interests in six Local Limited Partnerships each owning one apartment complex. Such interests are summarized as follows:

                                    Local Limited Partnership                                         Percentage Ownership
      ---------------------------------------------------------------------------------------     ------------------------------

      Village Square Associates                                                                                50
      Walther Limited Partnership (Dunhaven Apartments Phase I)                                                95
      Walkinit Limited Partnership (Dunhaven Apartments Phase II)                                              92
      Savannah River Associates Limited Partnership (the Groves Apartments)                                    50
      Autumn Chase, Ltd.                                                                                       99
      Fayetteville Apartments Limited Partnership (Maple Manor Apartments)                                     50

     In addition, the Partnership also holds an 88.5% limited partnership interest in Clear Creek, which was accounted for as a Local Limited
     Partnership prior to consolidation in October 1996. Clear Creek currently has two housing assistance contracts with the Department of Housing and Urban Development which account for approximately 20% of the units in the apartment complex. These contracts expire in 1999.

     On June 16, 1998, Fayetteville Apartments Limited Partnership,
     ("Fayetteville") refinanced its mortgage. During September 1998,
     Fayetteville distributed $250,000 of refinancing proceeds to the Partnership. The

     Partnership distributed the proceeds during the first quarter of 1999.

     The above Local Limited Partnerships have outstanding mortgages, as of December 31, 1998, totaling $18,184,000, which are secured by the Local
     Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

     During 1998 and 1997, the Partnership made no additional capital contributions in the Local Limited Partnerships.

     The loan encumbering Dunhaven Apartments Phase II, ("Dunhaven") is in default. The Partnership was unable to reach an agreement with the general partner of the Local Limited Partnership which holds title to Dunhaven pursuant to which the Partnership, or an affiliate of the Partnership, would have been appointed as general partner of the Dunhaven Local Limited
     Partnership and the Partnership, or its affiliate, would satisfy the default on the loan. The Partnership has received notice form the Department of Housing and Urban Development of their intent to proceed with foreclosure action on the mortgage for Dunhaven. The Partnership's investment in this Local Limited Partnership had previously been written down to zero.


           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                   (Continued)

7.    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

      The combined balance sheets of the Local Limited Partnerships, are as follows (in thousands):


                                                                                                       DECEMBER 31,
                                                                                       ---------------------------------------------
                                                                                               1998                    1997
                                                                                       ---------------------    --------------------
      ASSETS

      Real estate, at cost:
      Land                                                                             $              1,365     $             1,365
      Buildings, net of accumulated depreciation
         of $15,088 and $14,361, in 1998
         and 1997, respectively                                                                       6,892                   7,564
      Cash and cash equivalents                                                                       1,052                     615
      Other assets, net of accumulated amortization
         of $375 and $354 in 1998 and
         1997, respectively                                                                           1,502                   1,346
                                                                                       ---------------------    --------------------
         Total Assets                                                                  $             10,811     $            10,890
                                                                                       =====================    ====================

      LIABILITIES AND PARTNERS' DEFICIT

      Liabilities:

         Notes payable                                                                 $                541     $               540
         Loans payable                                                                                   28                      33
         Mortgage notes payable                                                                      18,184                  17,806
         Accounts payable and accrued expenses                                                          572                     569
                                                                                       ---------------------    --------------------
         Total Liabilities                                                                           19,325                  18,948
                                                                                       ---------------------    --------------------

      Partners' Deficit:
         Winthrop Residential Associates III                                                         (4,338)                 (3,972)
         Other partners                                                                              (4,176)                 (4,086)
                                                                                       ---------------------    --------------------
         Total Deficit                                                                               (8,514)                 (8,058)
                                                                                       ---------------------    --------------------
         Total Liabilities and Partners' Deficit                                       $             10,811     $            10,890
                                                                                       =====================    ====================


           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                   (Continued)

7.    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

      The combined statements of operations of the Local Limited Partnerships, are as follows (in thousands):

                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                       ---------------------------------------------
                                                                                               1998                    1997
                                                                                       ---------------------    --------------------
         Income:
           Rental income                                                               $              4,681     $             4,516
           Other income                                                                                 167                     264
                                                                                       ---------------------    --------------------
           Total Income                                                                               4,848                   4,780
                                                                                       ---------------------    --------------------

         Expenses:
           Interest                                                                                   1,369                   1,392
           Depreciation and amortization                                                                760                     796
           Taxes and insurance                                                                          450                     384
           Management and administration fees                                                           269                     255
           Repairs, maintenance and utilities                                                         1,054                   1,096
           General and administrative                                                                   672                     565
                                                                                       ---------------------    --------------------
           Total Expenses                                                                             4,574                   4,488
                                                                                       ---------------------    --------------------

         Net income                                                                    $                274     $               292
                                                                                       =====================    ====================
         Net income allocated to
         Winthrop Residential Associates III                                           $                  -     $                33
                                                                                       =====================    ====================
         Net income allocated to
         other partners                                                                $                274     $               259
                                                                                       =====================    ====================


           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                   (Continued)

8.   TAXABLE INCOME (LOSS)

     The Partnership's taxable income (loss) differs from its net income for financial reporting purposes, as follows
     (in thousands):

                                                                                        1998                     1997
                                                                                ---------------------    ----------------------
      Net (loss) income for financial reporting purposes                        $                (52)    $                 439

         Amortization of capitalized costs and
         costs in excess of the Partnership's initial
         basis in the net assets of the Local Limited
         Partnerships                                                                              4                         4

         Differences in equity in Local Limited
         Partnership's income/loss for financial
         reporting and tax reporting purposes                                                    353                       133

         Income from Local Limited Partnership cash
         Distributions                                                                          (129)                     (600)
                                                                                ---------------------    ----------------------
      Taxable income (loss)                                                     $                176     $                 (24)
                                                                                =====================    ======================


Item 8.  Changes in and Disagreements on Accounting and
                  Financial Disclosure.

         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1998 or 1997 audits of the Partnership's financial statements.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. Two Winthrop Properties, Inc., the managing partner of the Partnership (the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1999, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                      Has Served as
                            Position Held with the     a Director or
Name                       Managing General Partner   Officer Since
----                       ------------------------   -------------

Michael L. Ashner          Chief Executive Officer         1-96
                           and Director

Thomas C. Staples          Chief Financial Officer         1-99

Peter Braverman            Executive Vice President        1-96
                           and Director

Patrick J. Foye            Vice President - Residential    10-98
                           and Director

Carolyn Tiffany            Chief Operating Officer         10-95
                           and Clerk

         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 43, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr.

Staples was the Controller of the Residential Division of Winthrop
Management.

         Peter Braverman, age 47, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Patrick J. Foye, age 41, has been Vice President-Residential and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of Apartment Investment and Management Company ("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

         Carolyn Tiffany, age 32, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

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

Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; and Southeastern Income Properties II Limited Partnership.

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

         The General Partners own all the outstanding general partnership interests. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 15, 1999. Under the Partnership Agreement, the voting rights of the Limited Partners are limited.

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

         (b) Security ownership of management.

         As of March 15, 1999, WFC Realty Co., Inc. owns 95 Units, which is less than 1%. None of the officers, directors or the general partner of the General Partners own any Units.

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

As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, refinancing or restructuring proposals by Local Limited Partnerships, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, the Managing General Partner and its affiliates assigned to Coordinated Services all of their right to receive fees from the Partnership as provided in the Partnership Agreement. An affiliate of Coordinated Services is the general partner of the Local Limited Partnerships which own The Groves and Maple Manor Apartments.

Item 12. Certain Relationships and Related Transactions.

         For the years ended December 31, 1998 and 1997, the Partnership allocated taxable income (loss) to the General Partners of $13,215 and ($1,789), respectively. For the years ended December 31, 1998, and 1997, the Partnership paid or accrued cash distributions to the General Partners of $8,110 and $8,110, respectively. For the year ended December 31, 1998 and 1997, Village Square paid $41,600 and $64,200, respectively, of property management fees to an affiliate of the Managing General Partner. The management at this property was transferred to an unaffiliated third party during the second quarter of 1998.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized as of this 13th day of April, 1999.

                                         WINTHROP RESIDENTIAL ASSOCIATES III,
                                         A LIMITED PARTNERSHIP

                                         By:      TWO WINTHROP PROPERTIES, INC.

                                                  By: /s/ Michael L. Ashner
                                                      ---------------------
                                                       Michael L. Ashner
                                                       Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name                    Title                         Date
--------------                    -----                         ----

/s/ Michael L. Ashner      Chief Executive                  April 13, 1999
-------------------        Officer and Director
Michael L. Ashner

/s/ Thomas Staples         Chief Financial Officer          April 13, 1999
-------------------
Thomas Staples

/s/ Peter Braverman        Executive Vice                   April 13, 1999
-------------------        President and Director
Michael L. Ashner

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

10C.     Services Agreement, dated December 16, 1997, by and between First                37
         Winthrop Corporation, Winthrop Financial Co., Inc., WFC Realty Co.,
         Inc., WFC Realty Saugus, Inc., Winthrop Properties, Inc., Winthrop
         Metro Equities Corporation, Winthrop Lisbon Realty, Inc. and Northwood
         Realty Co., Inc. and Coordinated Services of Valdosta, LLC
         (incorporated by reference to the Registrant's Annual Report on Form
         10KSB for the year ended December 31, 1998.


16. Letter dated September 19, 1996 from Arthur Andersen LLP (incorporated by referenced to the Partnership's Current Report on Form 8-K dated September 19, 1996).

27.      Financial Data Schedule

99, Supplementary Information required pursuant to Section 9.4 of the Partnership Agreement.