Form 10QSB
period 1999-03-31
WINTHROP RESIDENTIAL ASSOCIATES III
filed 1999-05-17
CIK 711418

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

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

       Maryland                                     04-2782016
------------------------------------    -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

Five Cambridge Center, Cambridge, MA                02142-1493
------------------------------------     -----------------------------------
(Address of principal executive office)              (Zip Code)

Registrant's telephone number, including area code     (617) 234-3000
                                                       ---------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____


                                1 of 13

       WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                       FORM 10-QSB MARCH 31, 1999

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets (Unaudited)

                                                   March 31,    December 31,
(In Thousands, Except Unit Data)                      1999         1998
                                                 -----------    -----------
Assets

Cash and cash equivalents                          $  1,469      $  1,723
Investments in Local Limited Partnerships                76            76
Other assets                                            110            98
Real estate (net of accumulated depreciation
 of $2,928 in 1999 and $2,884 in 1998)                2,046         2,090
                                                 -----------    -----------
     Total Assets                                  $  3,701      $  3,987
                                                 ===========    ===========
Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses              $     94      $    108
Distribution payable                                     27           277
Mortgage payable                                      2,519         2,533
Accrued Interest - Subordinated Loan Payable             63            60
Subordinated loan payable                               133           133
                                                 -----------    -----------
     Total Liabilities                                2,836         3,111
                                                 -----------    -----------
Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,005 units
   authorized, issued and outstanding                 2,179         2,189
General Partners' deficit                            (1,314)       (1,313)
                                                 -----------    -----------
     Total Partners' Capital                            865           876
                                                 -----------    -----------
     Total Liabilities and Partners' Capital      $   3,701      $  3,987
                                                 ===========    ===========

                See notes to consolidated financial statements.

                                  2 of 13

         WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1999

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)                 For the Three Months Ended
                                                   March 31,    December 31,
                                                     1999          1998
                                                 -----------    -----------
Income:

  Rental income                                    $    281       $    267
  Income from Local Limited Partnership
    cash distributions                                    -             14
  Equity in income of Local Limited Partnerships          1             19
  Interest                                               15             11
  Other                                                  13              8
                                                 -----------    -----------
     Total Income                                       310            319
                                                 -----------    -----------
Expenses:

 Operating                                              183            194
 Interest                                                51             52
 Depreciation and amortization                           45             46
 General and administrative                              15             24
                                                 -----------    -----------
     Total Expenses                                     294            316
                                                 -----------    -----------
Net income                                        $      16      $       3
                                                 ===========    ===========
Net income allocated to General Partners          $       1      $       -
                                                 ===========    ===========
Net income allocated to Limited Partners          $      15      $       3
                                                 ===========    ===========
Net Income per Unit of Limited Partnership
  Interest                                        $     .60      $     .12
                                                 ===========    ===========
Distributions per Unit of Limited
  Partnership Interest                            $    1.00      $    1.00
                                                 ===========    ===========

            See notes to consolidated financial statements.

                               3 of 13

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                      FORM 10-QSB MARCH 31, 1999

Consolidated Statement of Changes in Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)  Units of
                                  Limited     General     Limited    Total
                                 Partnership  Partners'  Partners'  Partners'
                                  Interest     Deficit    Capital    Capital
                                 -----------  ---------  ---------  ----------
Balance - January 1, 1999           25,005     $(1,313)   $ 2,189    $  876
  Net income                                         1         15        16
  Distributions                                     (2)       (25)      (27)
                                 -----------  ---------  ---------  ----------

Balance - March 31, 1999            25,005     $(1,314)   $ 2,179    $  865
                                 ===========  ========== =========  ==========



              See notes to consolidated financial statements.

                                 4 of 13

         WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                      FORM 10-QSB MARCH 31, 1999

Consolidated Statements of Cash Flows (Unaudited)

                                                 For the Three Months Ended
                                                   March 31,     March 31,
                                                     1999          1998
(In thousands)                                   -----------    -----------


Cash Flows from Operating Activities:

Net income                                         $     16      $      3
Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation                                         44            45
    Amortization                                          1             1
    Equity in income of Local Limited Partnership        (1)          (19)

    Changes in assets and liabilities:

      Increase in other assets                          (12)          (14)
      (Decrease) increase in accounts payable
       and accrued expenses                             (14)            4
      Increase in accrued interest payable on
          subordinated loan                               3             6
                                                 -----------    -----------
    Net cash provided by operating activities            37            26
                                                 -----------    -----------
Cash Flows From Financing Activities:

    Mortgage principal payments                         (14)          (13)
    Distributions to partners                          (277)          (25)
                                                 -----------    -----------
    Net cash used in financing activities              (291)          (38)
                                                 -----------    -----------
Net decrease in cash and cash equivalents              (254)          (12)

Cash and cash equivalents, beginning of period        1,723         1,484
                                                 -----------    -----------
Cash and cash equivalents, end of period           $  1,469      $  1,472
                                                 ===========    ===========
Supplemental Disclosure of Cash Flow Information

    Interest paid in cash                          $     48      $    48
                                                 ===========    ===========
Supplemental Disclosure of Non-Cash
    Investing Activities

    Accrued Distributions to Partners             $      27      $    27
                                                 ===========    ===========

            See notes to consolidated financial statements.

                                 5 of 13

        WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                  FORM 10-QSB MARCH 31, 1999

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's report on Form 10-KSB for the year ended December 31, 1998.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1999 presentation. The balance sheet at December 31, 1998, was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

2.       Consolidation

         The accompanying financial statements have been prepared on a consolidated basis, including the accounts of Clear Creek Ltd. ("Clear Creek"). All significant intercompany transactions and balances have been eliminated.

                                 6 of 13

        WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                  FORM 10-QSB MARCH 31, 1999

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

        Liquidity and Capital Resources

        As of March 31, 1999, the Partnership retained an equity interest in six Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in Clear Creek Ltd. ("Clear Creek"), a partnership in which an affiliate of the Partnership's general partner is the sole general partner. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses of Clear Creek, for general and administrative expenses and to make capital contributions and/or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest.

        To date, all cash requirements have been satisfied by interest income earned on short-term investments, rental income from Clear Creek and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of March 31, 1999, the Partnership had cash and cash equivalents of $1,469,000, as compared to $1,723,000 at December 31, 1998. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. The Partnership did not fund any operating deficits to Local Limited Partnerships in 1999 and 1998.

        The level of liquidity based on cash and cash equivalents experienced a $254,000 decrease at March 31, 1999, as compared to December 31, 1998. The Partnership's $37,000 of net cash provided by operating activities was more than offset by $14,000 of mortgage principal payments and $277,000 of cash distributed to partners (financing activities). On June 16, 1998, Fayetteville Apartments Limited partnership, ("Fayetteville"), refinanced its mortgage. During September 1998, Fayetteville distributed $250,000 of refinancing proceeds to the Partnership. The Partnership distributed the proceeds of the $250,000 distribution received from Fayetteville during the first quarter of 1999. In addition, as of March 31, 1999, the Partnership accrued distributions aggregating $25,000 ($1.00 per Unit) to its limited partners and $2,000 to the general partners.

                                 7 of 13

        WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                  FORM 10-QSB MARCH 31, 1999

Item 2. Management's Discussion and Analysis or Plan of Operation

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

        Clear Creek currently has two housing assistance contracts with the Department of Housing and Urban Development which account for approximately 20% of the units in the apartment complex. These contracts expire in July and September of 1999. There is an uncertainty as to whether these contracts will be renewed, however, if they are not renewed alternative programs could be available. Based upon current market conditions of apartment rentals, if the contracts are not renewed and alternative programs are not available, the Partnership does not expect that this will have a significant impact on rental operations.

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

                              8 of 13

        WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                  FORM 10-QSB MARCH 31, 1999

Item 2. Management's Discussion and Analysis or Plan of Operation

        Year 2000 (Continued)

        During the first half of 1998, Coordinated Services, the General Partner and its affiliates completed their assessment of the various computer software and hardware used in connection with the management of the Registrant. This review indicated that significantly all of the computer programs used by the Managing General Partner and its affiliates are off-the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. In addition, to the extent that custom programs are utilized by the Managing General Partner and its affiliates, such custom programs are Year 2000 compliant.

        Following the completion of its assessment of the computer software and hardware, Coordinated Services, the General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Registrant has to date not borne, nor is it expected that the Registrant will bear, any significant costs in connection with the upgrade of those systems requiring remediation. It is expected that all systems will be remediated, tested and implemented during the first half of 1999.

        To date, neither Coordinated Services or the General Partner are aware of any external agent with a Year 2000 issue that would materially impact the Registrant's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Registrant. However, the effect of non-compliance by external agents is not readily determinable.

        Results of Operations

        Net income increased by $13,000 for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. The increase is due to a decrease in expenses of $22,000 which was partially offset by a decrease in income of $9,000. The decrease in income is primarily due to a decrease of $14,000 of cash received from Local Limited Partnerships and a decrease of equity in income of Local Limited partnerships of $18,000 which was partially offset by an increase in rental income of $14,000. Rental income increased primarily due to higher occupancy in 1999 as compared to 1998. In 1998, $14,000 was received from the local limited partnership owning Dunhaven Apartments, Section II - Phase I. The decrease in expenses is primarily due to a decrease in operating expenses of $11,000, and a decrease in general and administrative expenses of $9,000. The decrease in operating expenses and general and administrative expenses are due to the timing of certain expenditures. All other items of income and expense remained relatively constant.

                             9 of 13

        WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                  FORM 10-QSB MARCH 31, 1999

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K.

         (a)  Exhibits

            27. Financial Data Schedule

            99. Supplementary Information Required Pursuant to
                Section 9.4 of the Partnership Agreement.

         (b) Reports on Form 8-K:

             No reports on Form 8-K were filed during the three months ended March 31, 1999.


                           10 of 13

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1999

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


                                   WINTHROP RESIDENTIAL ASSOCIATES III,
                                   A LIMITED PARTNERSHIP

                                   BY: ONE WINTHROP PROPERTIES, INC.
                                       Managing General Partner

                                   BY: /s/ Michael L. Ashner
                                       ---------------------------
                                       Michael L. Ashner
                                       Chief Executive Officer

                                   BY: /s/ Thomas Staples
                                       ---------------------------
                                       Thomas Staples
                                       Chief Financial Officer

                                       Dated: May 14, 1999

                        11 of 13

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1999

Exhibit Index

    Exhibit                                       Page No.

27. Financial Data Schedule                           -

99. Supplementary Information Required Pursuant
    to Section 9.4 of the Partnership Agreement.     13












                        12 of 13