Form 10QSB
period 1999-06-30
WINTHROP RESIDENTIAL ASSOCIATES III
filed 1999-08-16
CIK 711418

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 2-81033

           Winthrop Residential Associates III, A Limited Partnership (Exact name of small business issuer as specified in its charter)

             Maryland                                    04-2782016
-------------------------------------       ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
     incorporation or organization)

 Five Cambridge Center, Cambridge, MA                    02142-1493
---------------------------------------     ------------------------------------
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code   (617) 234-3000
                                                  ---------------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                      -----     -----


                                     1 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets (Unaudited)

                                                                    June 30,               December 31,
(In Thousands, Except Unit Data)                                      1999                     1998
                                                              ---------------------    ---------------------

Assets

Cash and cash equivalents                                     $              1,752     $              1,723
Investment in Local Limited Partnership                                         15                       76
Other assets                                                                   155                       98
Real estate (net of accumulated depreciation
      of $2,973 in 1999 and $2,884 in 1998)                                  2,001                    2,090
                                                              ---------------------    ---------------------

      Total Assets                                            $              3,923     $              3,987
                                                              =====================    =====================

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                          $                89     $                108
Distribution payable                                                            27                      277
Mortgage payable                                                             2,504                    2,533
Accrued interest - Subordinated Loan Payable                                    66                       60
Subordinated Loan Payable                                                      133                      133
                                                              ---------------------    ---------------------

      Total Liabilities                                                      2,819                    3,111
                                                              ---------------------    ---------------------

Partners' Capital:

Limited Partners -

   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,005 units
   authorized, issued and outstanding                                        2,400                    2,189
General Partners' deficit                                                   (1,296)                  (1,313)
                                                              ---------------------    ---------------------

         Total Partners' Capital                                             1,104                      876
                                                              ---------------------    ---------------------

         Total Liabilities and Partners' Capital               $             3,923     $              3,987
                                                              =====================    =====================



                 See notes to consolidated financial statements.

                                     2 of 13

  WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                   FORM 10-QSB JUNE 30, 1999

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                         For the Three Months Ended               For the Six Months Ended
                                                         June 30,            June 30,             June 30,          June 30,
                                                          1999                 1998                1999               1998
                                                   -------------------  -------------------  -----------------  -----------------

Income:

    Rental income                                  $              284   $              267   $            565    $           534
    Income from Local Limited Partnership
       cash distributions                                         304                  115                304                129
    Equity in (loss) income of Local
       Limited Partnership                                        (33)                   -                (32)                19
    Interest                                                       17                   17                 32                 28
    Other                                                          14                    6                 27                 14
                                                   -------------------  -------------------  -----------------  -----------------

      Total Income                                                586                  405                896                724
                                                   -------------------  -------------------  -----------------  -----------------

Expenses:

    Operating                                                     202                  188                385                382
    Interest                                                       50                   51                101                103
    Depreciation and amortization                                  46                   45                 91                 91
    General and administrative                                     22                   24                 37                 48
                                                   -------------------  -------------------  -----------------  -----------------

      Total Expenses                                              320                  308                614                624
                                                   -------------------  -------------------  -----------------  -----------------

Net income                                         $              266   $               97   $            282    $           100
                                                   ===================  ===================  =================  =================

Net income allocated to General Partners           $               20   $                7   $             21    $             7
                                                   ===================  ===================  =================  =================

Net income allocated to Limited Partners           $              246   $               90   $            261    $            93
                                                   ===================  ===================  =================  =================

Net income per Unit of Limited Partnership
   Interest                                        $             9.84   $             3.60   $          10.44    $          3.72
                                                   ===================  ===================  =================  =================

Distributions per Unit of Limited Partnership
   Interest                                        $             1.00   $             1.00   $           2.00    $          2.00
                                                   ===================  ===================  =================  =================



                 See notes to consolidated financial statements.


                                     3 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 1999



Consolidated Statement of Changes in Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)                  Units of
                                                   Limited             General              Limited               Total
                                                 Partnership          Partners'            Partners'            Partners'
                                                  Interest             Deficit              Capital              Capital
                                              ------------------  -------------------  ------------------   -------------------

Balance - January 1, 1999                                25,005   $           (1,313)  $           2,189    $              876

    Net income                                                                    21                 261                   282
    Distributions                                                                 (4)                (50)                  (54)
                                              ------------------  -------------------  ------------------   -------------------

Balance - June 30, 1999                                  25,005   $           (1,296)  $           2,400    $            1,104
                                              ==================  ===================  ==================   ===================



                 See notes to consolidated financial statements.

                                     4 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999


Consolidated Statements of Cash Flows (Unaudited)

                                                                                        For the Six Months Ended
                                                                                    June 30,                 June 30,
(In Thousands)                                                                        1999                     1998
                                                                              ---------------------    ---------------------

Cash Flows from Operating Activities:

Net income                                                                    $                282     $                100
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                                                              89                       89
      Amortization                                                                               2                        2
      Equity in loss (income) of Local Limited Partnership                                      32                      (19)

      Changes in assets and liabilities:
         Increase in other assets                                                              (57)                     (23)
         Decrease in accounts payable
            and accrued expenses                                                               (19)                       -
         Increase in accrued interest payable on subordinated loan                               6                        7
                                                                              ---------------------    ---------------------

      Net cash provided by operating activities                                                335                      156
                                                                              ---------------------    ---------------------

Cash Flows From Investing Activities:

      Distribution received from Local Limited Partnership                                      27                        -
                                                                              ---------------------    ---------------------

      Cash provided by investing activities                                                     27                        -
                                                                              ---------------------    ---------------------

Cash Flows From Financing Activities:

      Mortgage principal payments                                                              (29)                     (26)
      Distributions to partners                                                               (304)                     (54)
                                                                              ---------------------    ---------------------

      Cash used in financing activities                                                       (333)                     (80)
                                                                              ---------------------    ---------------------

Net increase in cash and cash equivalents                                                       29                       76

Cash and cash equivalents, beginning of period                                               1,723                    1,484
                                                                              ---------------------    ---------------------

Cash and cash equivalents, end of period                                      $              1,752     $              1,560
                                                                              =====================    =====================

Supplemental Disclosure of Cash Flow Information

      Interest paid in cash                                                   $                 95     $                 96
                                                                              =====================    =====================

Supplemental Disclosure of Non-Cash
      Investing Activities

      Accrued Distributions to Partners                                       $                 27     $                 27
                                                                              =====================    =====================



                 See notes to consolidated financial statements.

                                     5 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           General

             The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

             The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the June 30, 1999 presentation. The balance sheet at December 31, 1998, was derived from audited financial statements at such date.

             The results of operations for the six months ended June 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

2.           Consolidation

             The accompanying financial statements have been prepared on a consolidated basis, including the accounts of Clear Creek Ltd. ("Clear Creek"). All significant intercompany transactions and balances have been eliminated.



                                     6 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999

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

           Liquidity and Capital Resources

           As of June 30, 1999, the Partnership retained an equity interest in six Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in Clear Creek Ltd. ("Clear Creek"), a partnership in which an affiliate of the Partnership's general partner is the sole general partner. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses of Clear Creek, for general and administrative expenses and to make capital contributions and/or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest.

           To date, all cash requirements have been satisfied by interest income earned on short-term investments, rental income from Clear Creek and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of June 30, 1999, the Partnership had cash and cash equivalents of $1,752,000, as compared to $1,723,000 at December 31, 1998. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. The Partnership did not fund any operating deficits to Local Limited Partnerships in 1999 and 1998.

           The level of liquidity based on cash and cash equivalents experienced a $29,000 increase at June 30, 1999, as compared to December 31, 1998. The Partnership's $335,000 of net cash provided by operating activities and $27,000 distribution received from Local Limited Partnership (investing activities) was partially offset by $29,000 of mortgage principal payments and $304,000 of cash distributed to partners (financing activities). On June 16, 1998, Fayetteville Apartments Limited partnership ("Fayetteville") refinanced its mortgage. During September 1998, Fayetteville distributed $250,000 of refinancing proceeds to the Partnership. The Partnership distributed the proceeds of the $250,000 distribution received from Fayetteville during the first quarter of 1999. In addition, as of June 30, 1999, Partnership distributions (paid or accrued) aggregated $50,000 ($2.00 per Unit) to its limited partners and $4,000 to the general partners.


                                     7 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999


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

           The loan encumbering Dunhaven Apartments Phase II, ("Dunhaven") was in default and held by the U.S. Department of Housing and Urban Development. The Partnership was unable to reach an agreement with the general partner of the Local Limited Partnership which holds title to Dunhaven pursuant to which the Partnership, or an affiliate of the Partnership, would have been appointed as general partner of the Dunhaven Local Limited Partnership and the Partnership, or its affiliate, would satisfy the default on the loan. In June of 1999, the Department of Housing and Urban Development foreclosed on the mortgage for Dunhaven. For financial reporting purposes, the Partnership's investment in this Local Limited Partnership had previously been written down to zero. For tax reporting purposes, the Partnership will incur a tax liability due to the recapture of tax benefits taken in prior years in proportion to its ownership interest in the Local Limited Partnership.

           Clear Creek has two housing assistance contracts with the Department of Housing and Urban Development, which account for approximately 20% of the units in the apartment complex. One contract expired in July 1999 and was not renewed. The other contract expires in September of 1999 and is not expected to be renewed. Based upon current market conditions of apartment rentals, the non-renewal of these contracts is not expected to have a significant impact on rental operations.

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



                                     8 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999


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

           Results of Operations

           Net income increased by $182,000 for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998. The increase is due to an increase in income of $172,000 and a decrease in expenses of $10,000. The increase in income is primarily due to an increase of $175,000 of cash received from Local Limited Partnerships, an increase in rental income of $31,000, and an increase in other income of $13,000, which was partially offset by a decrease of $51,000 of equity in income of Local Limited Partnership. Rental income increased primarily due to higher occupancy in 1999 as compared to 1998. During the six months ended June 30, 1999, the Local Limited Partnerships owning Village Square Apartments and the Groves Apartments distributed $291,000 and $13,000, respectively. During the six months ended June 30, 1998, the Local Limited Partnerships owning Village Square Apartments and Dunhaven Apartments, Section II - Phase I distributed $115,000 and $14,000, respectively. The decrease in expenses is primarily due to a decrease in general and administrative expenses of $11,000, which is due to the timing of certain expenditures. All other items of income and expense remained relatively constant.


                                     9 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999


Part II - Other Information


Item 6.    Exhibits and Reports on Form 8-K.

             (a)  Exhibits

                  27.      Financial Data Schedule

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

             (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the six months ended June 30, 1999.



                                    10 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WINTHROP RESIDENTIAL ASSOCIATES III,
                                  A LIMITED PARTNERSHIP


                                  BY:  TWO WINTHROP PROPERTIES, INC.
                                       Managing General Partner



                                  BY:  /s/ Michael L. Ashner
                                       ------------------------------
                                       Michael L. Ashner
                                       Chief Executive Officer



                                  BY:  /s/ Thomas Staples
                                       ------------------------------
                                       Thomas Staples
                                       Chief Financial Officer

                                       Dated:     August 12, 1999



                                    11 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999


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