Form 10QSB
period 1999-09-30
WINTHROP RESIDENTIAL ASSOCIATES III
filed 1999-11-12
CIK 711418

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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
        (Exact name of small business issuer as specified in its charter)


               Maryland                                  04-2782016
---------------------------------------     ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


Five Cambridge Center, Cambridge, MA                     02142-1493
---------------------------------------     ------------------------------------
(Address of principal executive office)                  (Zip Code)

        Registrant's telephone number, including area code (617) 234-3000

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

                                    1 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets (Unaudited)

                                                                September 30,      December 31,
(In Thousands, Except Unit Data)                                    1999              1998
                                                                -------------      ------------
Assets

Cash and cash equivalents                                          $ 2,783           $ 1,723
Investment in Local Limited Partnership                                  -                76
Other assets                                                           151                98
Real estate (net of accumulated depreciation
      of $3,018 in 1999 and $2,884 in 1998)                          1,956             2,090
                                                                   -------           -------

      Total Assets                                                 $ 4,890           $ 3,987
                                                                   =======           =======

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                              $    86           $   108
Distribution payable                                                    27               277
Mortgage payable                                                     2,490             2,533
Accrued interest - Subordinated Loan Payable                            70                60
Subordinated Loan Payable                                              133               133
                                                                   -------           -------

      Total Liabilities                                              2,806             3,111
                                                                   -------           -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,005 units authorized,
   issued and outstanding                                            3,306             2,189
General Partners' deficit                                           (1,222)           (1,313)
                                                                   -------           -------

         Total Partners' Capital                                     2,084               876
                                                                   -------           -------

         Total Liabilities and Partners' Capital                   $ 4,890           $ 3,987
                                                                   =======           =======

                 See notes to consolidated financial statements.

                                     2 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)
                                                                   For the Three Months Ended           For the Nine Months Ended
                                                                 September 30,     September 30,     September 30,     September 30,
                                                                     1999              1998              1999              1998
                                                                 -------------     -------------     -------------     -------------
Income:

    Rental income                                                   $   278           $   284           $   843           $   818
    Income from Local Limited Partnership cash distributions          1,017                 -             1,321               129
    Equity in loss of Local Limited Partnership                         (15)              (35)              (47)              (16)
    Interest                                                             20                17                52                45
    Other                                                                10                 9                37                23
                                                                    -------           -------           -------           -------

      Total Income                                                    1,310               275             2,206               999
                                                                    -------           -------           -------           -------

Expenses:

    Operating                                                           182               211               567               593
    Interest                                                             50                51               151               154
    Depreciation and amortization                                        45                46               136               137
    General and administrative                                           26                24                63                72
                                                                    -------           -------           -------           -------

      Total Expenses                                                    303               332               917               956
                                                                    -------           -------           -------           -------

Net income (loss)                                                   $ 1,007           $   (57)          $ 1,289           $    43
                                                                    =======           =======           =======           =======

Net income (loss) allocated to General Partners                     $    76           $    (4)          $    97           $     3
                                                                    =======           =======           =======           =======

Net income (loss) allocated to Limited Partners                     $   931           $   (53)          $ 1,192           $    40
                                                                    =======           =======           =======           =======

Net income (loss) per Unit of Limited Partnership Interest          $ 37.23           $ (2.12)          $ 47.67           $  1.60
                                                                    =======           =======           =======           =======

Distributions per Unit of Limited Partnership Interest              $  1.00           $  1.00           $  3.00           $  3.00
                                                                    =======           =======           =======           =======

                 See notes to consolidated financial statements.

                                    3 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

Consolidated Statement of Changes in Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)                 Units of
                                                  Limited                General                Limited                 Total
                                                Partnership             Partners'              Partners'              Partners'
                                                 Interest                Deficit                Capital                Capital
                                                -----------             ---------              ---------              ---------
Balance - January 1, 1999                          25,005                $(1,313)               $ 2,189                $   876

    Net income                                                                97                  1,192                  1,289
    Distributions                                                             (6)                   (75)                   (81)
                                                  -------                -------                -------                -------

Balance - September 30, 1999                       25,005                $(1,222)               $ 3,306                $ 2,084
                                                  =======                =======                =======                =======

                 See notes to consolidated financial statements.

                                     4 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

Consolidated Statements of Cash Flows (Unaudited)

                                                                                   For the Nine Months Ended
                                                                              September 30,          September 30,
(In Thousands)                                                                    1999                   1998
                                                                              -------------          --------------
Cash Flows from Operating Activities:

Net income                                                                       $ 1,289                $    43
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                                                   133                    134
      Amortization                                                                     3                      3
      Equity in loss of Local Limited Partnership                                     47                     16

      Changes in assets and liabilities:
         Increase in other assets                                                    (53)                   (25)
         Decrease in accounts payable
            and accrued expenses                                                     (22)                    (3)
         Increase in accrued interest payable on subordinated loan                    10                     10
                                                                                 -------                -------

      Net cash provided by operating activities                                    1,407                    178
                                                                                 -------                -------

Cash Flows From Investing Activities:

      Distribution received from Local Limited Partnership                            27                    250
                                                                                 -------                -------

      Cash provided by investing activities                                           27                    250
                                                                                 -------                -------

Cash Flows From Financing Activities:

      Mortgage principal payments                                                    (43)                   (40)
      Distributions to partners                                                     (331)                   (81)
                                                                                 -------                -------

      Cash used in financing activities                                             (374)                  (121)
                                                                                 -------                -------

Net increase in cash and cash equivalents                                          1,060                    307

Cash and cash equivalents, beginning of period                                     1,723                  1,484
                                                                                 -------                -------

Cash and cash equivalents, end of period                                         $ 2,783                $ 1,791
                                                                                 =======                =======

Supplemental Disclosure of Cash Flow Information

      Interest paid in cash                                                      $   141                $   144
                                                                                 =======                =======

Supplemental Disclosure of Non-Cash
      Investing Activities

      Accrued Distributions to Partners                                          $    27                $    27
                                                                                 =======                =======

                 See notes to consolidated financial statements.

                                     5 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           General

             The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

             The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the September 30, 1999 presentation. The balance sheet at December 31, 1998, was derived from audited financial statements at such date.

             The results of operations for the three and nine months ended September 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

2.           Consolidation

             The accompanying financial statements have been prepared on a consolidated basis, including the accounts of Clear Creek Ltd. ("Clear Creek"). All significant intercompany transactions and balances have been eliminated.

                                     6 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

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

             Liquidity and Capital Resources

             As of September 30, 1999, the Partnership retained an equity interest in five Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in Clear Creek Ltd. ("Clear Creek"), a partnership in which an affiliate of the Partnership's general partner is the sole general partner. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses of Clear Creek, for general and administrative expenses and to make capital contributions and/or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest.

             To date, all cash requirements have been satisfied by interest income earned on short-term investments, rental income from Clear Creek and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of September 30, 1999, the Partnership had cash and cash equivalents of $2,783,000, as compared to $1,723,000 at December 31, 1998. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. The Partnership did not fund any operating deficits to Local Limited Partnerships in 1999 and 1998.

             The level of liquidity based on cash and cash equivalents experienced a $1,060,000 increase at September 30, 1999, as compared to December 31, 1998. The Partnership's $1,407,000 of net cash provided by operating activities and $27,000 distribution received from a Local Limited Partnership (investing activities) was partially offset by $43,000 of mortgage principal payments and $331,000 of cash distributed to partners (financing activities). On June 16, 1998, Fayetteville Apartments Limited partnership ("Fayetteville") refinanced its mortgage. During September 1998, Fayetteville distributed $250,000 of refinancing proceeds to the Partnership. The Partnership distributed the proceeds of the $250,000 distribution received from

                                     7 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

Item 2.      Management's Discussion and Analysis or Plan of Operation
             (Continued)

             Liquidity and Capital Resources (Continued)

             Fayetteville during the first quarter of 1999. In addition, as of September 30, 1999, Partnership distributions (paid or accrued) aggregated $75,000 ($3.00 per Unit) to its limited partners and $6,000 to the general partners. On May 27, 1999, Village Square Associates ("Village Square") refinanced its mortgage. During September 1999, Village Square distributed $942,000 of refinancing proceeds to the Partnership. The Partnership anticipates distributing a portion of the refinancing proceeds during the fourth quarter of 1999 at an amount to be determined.

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

             Clear Creek has two housing assistance contracts with the Department of Housing and Urban Development, which account for approximately 20% of the units in the apartment complex. One contract expired in July 1999 and was not renewed. The other contract expired in September 1999 but was extended through December 1999. Based upon current market conditions of apartment rentals, the non-renewal of these contracts is not expected to have a significant impact on rental operations.

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

                                     8 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

Item 2.      Management's Discussion and Analysis or Plan of Operation
             (Continued)

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

             Results of Operations

             Net income increased by $1,246,000 for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998. The increase is due to an increase in income of $1,207,000 and a decrease in expenses of $39,000. The increase in income is primarily due to an increase of $1,192,000 of cash received from Local Limited Partnerships, an increase in rental income of $25,000, and an increase in other income of $14,000, which was partially offset by an increase of $31,000 of equity in loss of Local Limited Partnership. Rental income increased primarily due to higher occupancy in 1999 as compared to 1998. During the nine months ended September 30, 1999, the Local Limited Partnerships owning Village Square Apartments and the Groves Apartments distributed $1,308,000 and $13,000, respectively. During the nine months ended September 30, 1998, the Local Limited Partnerships owning Village Square Apartments and Dunhaven Apartments, Section II - Phase I distributed $115,000 and $14,000, respectively. The decrease in expenses is primarily due to a decrease in operating expenses of $26,000 and a decrease in general and administrative expenses of $9,000, which are due to the reduction and timing of certain expenditures. All other items of income and expense remained relatively constant.

                                     9 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

Part II - Other Information

Item 6.      Exhibits and Reports on Form 8-K.

             (a)  Exhibits

                  27.      Financial Data Schedule

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

             (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period ended September 30, 1999.

                                    10 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

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


                                            WINTHROP RESIDENTIAL ASSOCIATES III,
                                            A LIMITED PARTNERSHIP


                                            BY: TWO WINTHROP PROPERTIES, INC.
                                                Managing General Partner


                                            BY: /s/ Michael L. Ashner
                                                --------------------------------
                                                Michael L. Ashner
                                                Chief Executive Officer


                                            BY: /s/ Thomas Staples
                                                --------------------------------
                                                Thomas Staples
                                                Chief Financial Officer

                                                Dated: November 10, 1999

                                    11 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

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