Form 10KSB
period 1999-12-31
WINTHROP RESIDENTIAL ASSOCIATES III
filed 2000-04-14
CIK 711418

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

For the year ended December 31, 1999              Commission File Number 2-81033
                   -----------------                                     -------


           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

       Maryland                                                       04-2782016
-----------------------                                     --------------------
(State of Organization)                               (I.R.S. Employer I.D. No.)

5 Cambridge Center, 9th Floor, Cambridge, Massachusetts                    02142
-------------------------------------------------------                  -------
      (Address of principal executive offices)                       (Zip  Code)

Registrant's telephone number including area code:                (617) 234-3000
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

Registrant's revenues for its most recent fiscal year were $2,529,000.

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

Local Limited Partnerships

         The Partnership initially acquired equity interests in the form of limited partnership interests in 12 Local Limited Partnerships owning and operating apartment properties. The Partnership continues to hold an interest in 6 Local Limited Partnerships. In addition, the Partnership reduced its residual interest in two Local Limited Partnerships, those owning Maple Manor and The Groves, during 1988 to 50%. See Item 2, "Description of Properties" for information relating to the Local Limited Partnerships' properties.

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

         Dunhaven Apartments, Section 2 Phase 2 - The loan encumbering Dunhaven Apartments Phase II, ("Dunhaven") was in default and held by the U.S. Department of Housing and Urban Development. The Partnership was unable to reach an agreement with the general partner of the Local Limited Partnership which holds title to Dunhaven pursuant to which the Partnership, or an affiliate of the Partnership, would have been appointed as general partner of the Dunhaven Local Limited Partnership and the Partnership, or its affiliate, would satisfy the default on the loan. In June 1999, the Department of Housing and Urban Development foreclosed on the mortgage for Dunhaven. For financial reporting purposes, the Partnership's investment in this Local Limited Partnership had previously been written down to zero. For tax reporting purposes, the Partnership will incur a tax liability due to the recapture of tax benefits taken in prior years in proportion to its ownership interest in the Local Limited Partnership.

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

         On December 16, 1997, the Managing General Partner and certain of its affiliates entered into a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services"), an affiliate of the general partner of the Local Limited Partnerships which own The Groves and Maple Manor Apartments, pursuant to which Coordinated Services was retained to provide asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, refinancing or restructuring proposals by Local Limited Partnerships, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, the Managing General Partner and its affiliates assigned to Coordinated Services all of their right to receive fees from the Partnership as provided in the Partnership Agreement. See "Item 12., Certain Relationships and Related Transactions."

Item 2.  Description of Properties.

         The following table sets forth certain information regarding the properties owned by the seven Local Limited Partnerships in which the Partnership has retained an interest and which continue to own apartment properties as of March 15, 2000:


Property Name                    Location                        Date of Acquisition(1)          Number of Units
-------------                    --------                        ----------------------          ---------------

Clear Creek Landing Apartments   Houston, TX                             4-28-83                       200

Village Square Apartments        Manassas, VA                            4-28-83                       285

Dunhaven Apartments,             Baltimore, MD                           6-24-83                        72
Section 2, Phase 1

The Groves Apartments            North Augusta, SC                       7-29-83                       132

Autumn Chase Apartments          Mobile, AL                              9-19-83                       120

Maple Manor Apartments           Fayetteville, AR                       10-30-83                       128

--------------------
(1) Represents the date on which the Partnership made its initial investment in the Local Limited Partnership

         The following table sets forth information relating to the first mortgage encumbering each of the Local Limited Partnership's properties:

                                                                                                                      Principal
                           Principal Balance at                                                                     Balance Due at
    Property                 December 31, 1999       Interest Rate      Period Amortized         Maturity Date         Maturity
    --------                 -----------------       -------------      ----------------         -------------         --------

Clear Creek                    $2,474,853                7.5%                36 years              10/1/2018                  (1)
Village Square                $10,560,224                7.64%               13 years               6/1/2011                  (1)
Dunhaven
 Apartments,
 Section 2,
 Phase 1                       $2,516,765                7.5%                36 years               2/1/2022                  (1)
The Groves Apartments          $1,865,364                7.5%                36 years               2/1/2019                  (1)
Autumn Chase                   $3,032,378                7.5%                40 years              11/1/2024                  (1)
Maple Manor                    $1,826,438                7.08%               10 years               7/1/2008           $1,630,000

(1)  Loan is a self-amortizing loan.

      On June 16, 1998, Fayetteville Apartments Limited Partnership, one of the Local Limited Partnerships in which the Partnership has an equity interest, refinanced its mortgage. The new mortgage in the amount of $1,850,000 replaced indebtedness of approximately $1,217,000. The mortgage bears interest at 7.08%, requires monthly payments of approximately $12,000 and matures on July 1, 2008, with a balloon payment of approximately $1,630,000. During September 1998, the Local Limited Partnership distributed $250,000 of refinancing proceeds to the Partnership. The Partnership distributed the proceeds during the first quarter of 1999.

         On May 27, 1999, Village Square Associates Limited Partnership ("Village Square") refinanced its mortgage. During September 1999, Village Square distributed $942,000 of the proceeds to the Partnership. At December 31, 1999, the Partnership recorded an accrued distribution of $475,000 related to these refinancing proceeds which was distributed during the first quarter of 2000.

      The following table sets forth the Partnership's ownership interest in each of the Local Limited Partnerships:

    Local Limited Partnership                 Ownership Interest
    -------------------------                 ------------------

Clear Creek Landing Apartments                       88.5%
Village Square Apartments                            50%
Dunhaven Apartments,
 Section 2, Phase 1                                  95%
The Groves Apartments                                50%
Autumn Chase Apartments                              99%
Maple Manor Apartments                               50%

      The following chart provides comparative data for each property owned by the Local Limited Partnerships regarding occupancy rates and average market rental rates per apartment unit, for the last two years, where that data is available to the Partnership:


                                       Average Monthly        Average Monthly Rental
                                       Occupancy Rate             Rate per Unit
                                       --------------             -------------

            Property                  1999         1998         1999         1998
            --------                  ----         ----         ----         ----

Clear Creek Landing                   91%           92%         $518         $518
Village Square                        93%           94%         $725         $679
Dunhaven Apartments,  Section 2,      73%           96%         $592         $577
Phase 1
The Groves                            91%           88%         $414         $433
Autumn Chase                          (1)           95%          (1)         $454
Maple Manor                           88%           92%         $372         $679

(1)      Information has not been provided by the Local Limited Partnership.

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 1999 (in thousands):

            Property                    Gross                                                                   Federal
                                       Carrying       Accumulated                                                  Tax
                                        Value         Depreciation           Rate                Method           Basis
                                        -----         ------------           ----                ------           -----
Clear Creek Landing                     $5,128            $3,073           3-25 yrs.               S/L              $144
Village Square                          $9,592            $6,704           10-25 yrs.              S/L            $1,954
Dunhaven  Apartments,  Section  2,      $2,244            $1,601           5-33.3 yrs.           S/L,DD             $146
Phase 1
The Groves                              $3,361            $2,159           10-25 yrs.              S/L              $167
Autumn Chase                            $3,460            $2,088           7-30 yrs.               S/L              $262
Maple Manor                             $2,810            $1,763           10-25 yrs.              S/L              $161

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

         As of March 15, 2000, there were 2,089 holders of the 25,000 Units.

         The Partnership Agreement requires that if the Partnership has Cash Available for Distribution it be distributed quarterly to the Partners in specified proportions. The Partnership Agreement defines Cash Available for Distribution as Cash Flow less cash designated by the Managing General Partner to be held for restoration or creation of reserves. Cash Flow, in turn, is defined as cash derived from the Local Limited Partnerships (but excluding sale or refinancing proceeds) and all cash derived from Partnership operations, less cash used to pay operating expenses of the Partnership. During the years ended December 31, 1999 and 1998, the Partnership has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:


                                               Amount of
                                              Distribution
                                                Per Unit
                                                --------
             Distribution with
                 Respect to
               Quarter Ended             1999              1998
               -------------             ----              ----

     March 31                            $ 1.00            $ 1.00
     June 30                             $ 1.00            $ 1.00
     September 30                        $ 1.00            $ 1.00
     December 31                         $20.00            $11.04

         Over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Partnership. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Partnership is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Partnership with a copy of their offer. As a result, the Managing General Partner often does not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the Managing General Partner does not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the Managing General Partner of your partnership in the Partnership Agreement to reject any transfers of units, the Managing General Partner will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Partnership is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and
(iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

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

         Liquidity and Capital Resources

         As of December 31, 1999, the Partnership retained an equity interest in five Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in Clear Creek Ltd. ("Clear Creek"), a partnership in which an affiliate of the Partnership's general partner is the sole general partner. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses of Clear Creek, for general and administrative expenses and to make capital contributions and/or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest.

         To date, all cash requirements have been satisfied by interest income earned on short-term investments, rental income from Clear Creek and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of December 31, 1999, the Partnership had cash and cash equivalents of $2,683,000 as compared to $1,723,000 at December 31, 1998. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. The Partnership did not fund any operating deficits to Local Limited Partnerships in 1999 and 1998.

         The level of liquidity based on cash and cash equivalents experienced a $960,000 increase at December 31, 1999, as compared to December 31, 1998. The Partnership's $181,000 of net cash provided by operating activities and $1,348,000 of distributions received from Local Limited Partnership (investing activities) was partially offset by $358,000 of cash distributed to partners, $58,000 of mortgage principal payments (financing activities), and $153,000 used for additions to fixed assets (investing activities). As of December 31, 1999, Partnership distributions (paid or accrued) aggregated $575,000 ($23.00 per Unit) to its limited partners and $8,000 to the general partners. On May 27, 1999, Village Square Associates ("Village Square") refinanced its mortgage. During September 1999, Village Square distributed $942,000 of refinancing proceeds to the Partnership. At December 31, 1999, the Partnership recorded an accrued distribution of $475,000 related to the refinancing proceeds which was distributed during the first quarter of 2000.

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

         The Department of Housing and Urban Development foreclosed on the mortgage for Dunhaven Apartments Phase II, ("Dunhaven"). For financial reporting purposes, the Partnership's investment in this Local Limited Partnership had previously been written down to zero. For tax reporting purposes, the Partnership will incur a tax liability due to the recapture of tax benefits taken in prior years in proportion to its ownership interest in the Local Limited Partnership.

         Clear Creek had two housing assistance contracts with the Department of Housing and Urban Development which accounted for approximately 20% of the units in the apartment complex. These contracts expired in 1999 and were not renewed. Management intends to replace the housing assistance contracts with subsidized payments from a local subsidy contract. Based upon current market conditions of apartment rentals, if the Partnership is unable to obtain a replacement subsidy contract, the Partnership does not expect that this will have a significant impact on rental operations.

         Results of Operations

The Partnership's net income for the year ended December 31, 1999 was $1,271,000, as compared to a net loss of $52,000 for the year ended December 31, 1998. The increase is due to an increase in income of $1,237,000 and a decrease in expenses of $86,000. The increase in income is primarily due to an increase of $1,219,000 of cash received from Local Limited Partnerships, an increase in rental income of $21,000, and an increase in interest income of $18,000, which was partially offset by an increase of $28,000 of equity in loss of Local Limited Partnership. During the year ended December 31, 1999, the Local Limited Partnerships owning Village Square Apartments, Maple Manor Apartments and the Groves Apartments distributed $1,308,000, $27,000 and $13,000, respectively. The distribution from Village Square includes $942,000 of refinancing proceeds. During the year ended December 31, 1998, the Local Limited Partnerships owning Village Square Apartments and Dunhaven Apartments, Section II - Phase I distributed $115,000 and $14,000, respectively. The decrease in expenses is primarily due to a decrease in operating expenses of $75,000 and a decrease in general and administrative expenses of $17,000. All other items of income and expense remained relatively constant.

Item 7.  Financial Statements

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 and 1998

                                      INDEX

                                                                      Page

Independent Auditors' Report..........................................F - 2

Financial Statements:

Consolidated Balance Sheets as of December 31, 1999 and 1998..........F - 3

Consolidated Statements of Income for the Years Ended
   December 31, 1999 and 1998.........................................F - 4

Consolidated Statements of Partners' Capital for the Years Ended
   December 31, 1999 and 1998.........................................F - 5

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1999 and 1998.........................................F - 6

Notes to Consolidated Financial Statements............................F - 7

                          Independent Auditors' Report

To the Partners
Winthrop Residential Associates III, a Limited Partnership

We have audited the accompanying consolidated balance sheets of Winthrop Residential Associates III, a Limited Partnership (a Maryland limited partnership) and its subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, partners' capital and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting and were written down to zero (see Note
1). Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winthrop Residential Associates III, a Limited Partnership, and its subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                 /s/ Imowitz Koenig & Co., LLP


New York, New York
March 20, 2000

             WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                        (In Thousands, Except Unit Data)

                                                               DECEMBER 31,
                                                      -------------------------------

                                                           1998             1999
                                                      --------------   --------------

ASSETS

Cash and Cash Equivalents                             $       2,683    $       1,723
Investment in Local Limited Partnership                           -               76
Other Assets                                                     91               98
Real Estate, net                                              2,055            2,090
                                                      --------------   --------------

     Total Assets                                     $       4,829    $       3,987
                                                      ==============   ==============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts Payable and Accrued Expenses                 $          82    $         108
Distributions Payable                                           502              277
Mortgage Payable                                              2,475            2,533
Accrued Interest - Subordinated Loan Payable                     73               60
Subordinated Loan Payable                                       133              133
                                                      --------------   --------------

     Total Liabilities                                        3,265            3,111
                                                      --------------   --------------

Partners' Capital:

Limited Partners -
     Units of Limited Partnership Interest,
     $1,000 stated value per unit; 25,005
     units authorized, issued and outstanding                 2,790            2,189
General Partners' deficit                                    (1,226)          (1,313)
                                                      --------------   --------------

     Total Partners' Capital                                  1,564              876
                                                      --------------   --------------

     Total Liabilities and Partners' Capital          $       4,829    $       3,987
                                                      ==============   ==============



                See notes to consolidated financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME

                        (In Thousands, Except Unit Data)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                              ----------------------------------------------

                                                                                      1999                     1998
                                                                              ---------------------    ---------------------


Income:

Rental Income                                                                 $              1,127     $              1,106
Income from Local Limited Partnerships'
  cash distributions                                                                         1,348                      129
Equity in loss of Local Limited Partnership                                                    (72)                     (44)
Interest                                                                                        83                       65
Other                                                                                           43                       36
                                                                              ---------------------    ---------------------

       Total Income                                                                          2,529                    1,292
                                                                              ---------------------    ---------------------

Expenses:

Operating                                                                                      784                      859
Interest                                                                                       201                      205
Depreciation and Amortization                                                                  192                      182
General and Administrative                                                                      81                       98
                                                                              ---------------------    ---------------------

       Total Expenses                                                                        1,258                    1,344
                                                                              ---------------------    ---------------------

Net Income (Loss)                                                             $              1,271     $                (52)
                                                                              =====================    =====================

Net  Income (Loss) Allocated to General Partners                              $                 95     $                 (4)
                                                                              =====================    =====================

Net Income (Loss) Allocated to Limited Partners                               $              1,176     $                (48)
                                                                              =====================    =====================

Net Income (Loss)  per Unit of Limited Partnership Interest                   $              47.03     $              (1.92)
                                                                              =====================    =====================

Distributions per Unit of Limited Partnership Interest                        $              23.00     $              14.04
                                                                              =====================    =====================



                 See notes to consolidated financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                        (In Thousands, Except Unit Data)



                                                        Units of
                                                         Limited           General          Limited
                                                       Partnership        Partners'         Partners'           Total
                                                         Interest          Deficit           Capital           Capital
                                                     ---------------   ---------------   ---------------  ----------------

Balance - January 1, 1998                                    25,005    $       (1,301)   $        2,588   $         1,287

     Net Loss                                                                      (4)              (48)              (52)

     Distributions                                                                 (8)             (351)             (359)
                                                     ---------------   ---------------   ---------------  ----------------

Balance - December 31, 1998                                  25,005    $       (1,313)   $        2,189   $           876

     Net Income                                                                    95             1,176             1,271

     Distributions                                                                 (8)             (575)             (583)
                                                     ---------------   ---------------   ---------------  ----------------

Balance - December 31, 1999                                  25,005    $       (1,226)   $        2,790   $         1,564
                                                     ===============   ===============   ===============  ================


                 See notes to consolidated financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (In Thousands, Except Unit Data)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                              ----------------------------------------------

                                                                                      1999                     1998
                                                                              ---------------------    ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $              1,271     $                (52)
Adjustments to reconcile net income (loss)  to net cash provided by operating activities:
       Depreciation                                                                            188                      178
       Amortization                                                                              4                        4
       Equity in loss of Local Limited Partnership                                              72                       44
       Income from Local Limited Partnerships' cash distributions                           (1,348)                    (129)
Changes in assets and liabilities:
       Decrease (Increase) in other assets                                                       7                      (38)
       (Decrease) Increase in accounts payable and
          accrued expenses                                                                     (26)                       1
       Increase in accrued interest payable on subordinated loan                                13                       14
                                                                              ---------------------    ---------------------

Net cash provided by operating activities                                                      181                       22
                                                                              ---------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Distributions received from Local Limited Partnerships                                1,348                      379
       Additions to Fixed Assets                                                              (153)                       -
                                                                              ---------------------    ---------------------

       Net cash provided by investing activities                                             1,195                      379
                                                                              ---------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Mortgage principal payments                                                             (58)                     (53)
       Distributions to partners                                                              (358)                    (109)
                                                                              ---------------------    ---------------------

Cash used in financing activities                                                             (416)                    (162)
                                                                              ---------------------    ---------------------

Net increase in Cash and Cash Equivalents                                                      960                      239

Cash and Cash Equivalents, Beginning of Year                                                 1,723                    1,484
                                                                              ---------------------    ---------------------

Cash and Cash Equivalents, End of Year                                        $              2,683     $              1,723
                                                                              =====================    =====================

Supplemental Disclosure of Cash Flow Information

       Cash paid for interest                                                 $                188     $                192
                                                                              =====================    =====================

Supplemental Disclosure of Non-Cash Financing Activities

       Accrued Distributions to Partners                                      $                502     $                277
                                                                              =====================    =====================



                 See notes to consolidated financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization

   Winthrop Residential Associates III, A Limited Partnership (the "Partnership") was organized on June 28, 1982 under the Uniform Limited Partnership Act of the State of Maryland to invest in limited partnerships (the "Local Limited Partnerships") which develop, manage, operate and otherwise deal in government - assisted apartment complexes and which do not significantly restrict distributions to owners or the rate of return on investments in such properties. The Partnership has investments in five Local Limited Partnerships each owning an apartment complex. Additionally, the Partnership owns an 88.5% limited partnership interest in Clear Creek Ltd. ("Clear Creek"), a partnership in which an affiliate of the Partnership is the Managing General Partner.

   The Partnership was capitalized with $25,000,000 of contributions representing 25,000 investor limited partnership units. The offering closed in July, 1983. The general partners and the initial limited partner (5 units) contributed $8,000. At December 31, 1999 and 1998, there were 25,005 limited partnership units issued and outstanding.

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

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   Uses of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

   Concentration of Credit Risk

   Principally all of the Partnership's cash and cash equivalents consist of certificates of deposit and a money market account held by banks with original maturity dates of three months or less.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   Segment Reporting

   The Partnership has one reportable segment, residential real estate. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

   Reclassification

   Certain reclassifications have been made to the 1998 amounts to conform to the 1999 presentation.

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

3. TRANSACTIONS WITH RELATED PARTIES

   Two Winthrop Properties, Inc. ("Two Winthrop" or the "Managing General Partner") is a wholly owned subsidiary of First Winthrop Corporation ("First Winthrop"), which in turn is controlled by Winthrop Financial Associates, A Limited Partnership. A subsidiary of First Winthrop is one of the general partners in a Local Limited Partnership.

   The Managing General Partner and certain of its affiliates have a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services provides asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the partnership's agreement to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, the Managing General Partner and its affiliates assigned to Coordinated Services all of their rights to receive fees from the Partnership, as provided in the partnership agreement. Coordinated Services, which is a related party for financial reporting purposes only, is affiliated with the general partner and managing agent of certain Local Limited Partnerships, in which the Partnership has invested. For the years ended December 31, 1999 and 1998, respectively, affiliates of Coordinated Services received $358,000 and $243,000 in fees and expense reimbursements for managing these Local Limited Partnerships.

   An affiliate of the Managing General Partner received approximately $42,000 in management fees from a Local Limited Partnership during 1998. Coordinated Services was entitled to receive 25% or approximately $15,000 and $13,000 for 1999 and 1998, respectively, of the Clear Creek management fee for supervisory services.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

4. MORTGAGE PAYABLE

   The mortgage, which is secured by Clear Creek, bears interest at 7.5% per annum, requires monthly payments of approximately $20,000 and matures in October 2018.

   Principal payments on the mortgage note are due as follows:

                               2000              $    62,000
                               2001                   67,000
                               2002                   72,000
                               2003                   78,000
                               2004                   84,000
                               Thereafter          2,112,000
                                                 ------------
                                                 $ 2,475,000
                                                 ============

   The estimated fair value of the Partnership's debt approximates its carrying amount.

5. SUBORDINATED LOAN PAYABLE

   The subordinated loan, in the amount of $133,000, is due to the former general partner of Clear Creek who also manages the property. The subordinated loan accrues interest at 10% and is due upon sale of the property.

6. REAL ESTATE

   Real estate is comprised of the following:

                                                      December 31,
                                               ----------------------------
                                                   1999           1998
                                               -------------  -------------
          Land                                 $    500,000   $    500,000
          Buildings and Improvements              4,569,000      4,457,000
          Furnishings                                59,000         17,000
                                               -------------  -------------
                                                  5,128,000      4,974,000
          Accumulated Depreciation               (3,073,000)    (2,884,000)
                                               -------------  -------------

                                               $  2,055,000   $  2,090,000
                                               =============  =============

7. INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

   As of December 31, 1999, the Partnership has Limited Partnership equity interests in five Local Limited Partnerships each owning one apartment complex. Such interests are summarized as follows:

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

7. INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)


                     Local Limited Partnership                                       Percentage
                                                                                      Ownership
    ------------------------------------------------------------                 --------------------

    Village Square Associates Limited Partnership                                        50
    Walther Limited Partnership (Dunhaven Apartments Phase I)                            95
    Savannah River Associates Limited Partnership (The Grove Apartments)                 50
    Autumn Chase, Ltd.                                                                   99
    Fayetteville Apartments Limited Partnership (Maple Manor Apartments)                 50

   In addition, the Partnership also holds an 88.5% limited partnership interest in Clear Creek, which was accounted for as a Local Limited Partnership prior to being consolidated. Clear Creek had two housing assistance contracts with the Department of Housing and Urban Development which accounted for approximately 20% of the units in the apartment complex. These contracts expired in 1999 and were not renewed. Management intends to replace the housing assistance contracts with a local subsidy contract.

   On June 16, 1998, Fayetteville Apartments Limited Partnership,
   ("Fayetteville") refinanced its mortgage. During September 1998, Fayetteville distributed $250,000 of refinancing proceeds to the Partnership. The Partnership distributed these proceeds during the first quarter of 1999.

   On May 27, 1999, Village Square Associates Limited Partnership ("Village Square") refinanced its mortgage. During September 1999, Village Square distributed $942,000 of the proceeds to the Partnership. At December 31, 1999, the Partnership recorded an accrued distribution of $475,000 related to these refinancing proceeds which was distributed during the first quarter of 2000.

   The above Local Limited Partnerships have outstanding mortgages, as of December 31, 1999, totaling $21,855,000 secured by the Local Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

   During 1999 and 1998, the Partnership made no additional capital contributions in the Local Limited Partnerships.

   The Department of Housing and Urban Development foreclosed on the mortgage for Dunhaven Apartments Phase II. For financial reporting purposes, the Partnership's investment in this Local Limited Partnership had previously been written down to zero.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

7.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)
     -----------------------------------------------------

     The combined balance sheets of the Local Limited Partnerships, are as follows (in thousands):

                                                                     DECEMBER 31,
                                                            -------------------------------

                                                                 1999             1998
                                                            --------------   --------------
     ASSETS

     Real estate, at cost:
     Land                                                   $       1,365    $       1,365
     Buildings, net of accumulated depreciation
       of $15,827 and $15,088, in 1999
       and 1998, respectively                                       6,793            6,892
     Cash and cash equivalents                                      2,789            1,052
     Other assets, net of accumulated amortization
       of $160 and $375 in 1999 and
       1998, respectively                                           1,336            1,502
                                                            --------------   --------------

       Total Assets                                         $      12,283    $      10,811
                                                            ==============   ==============

     LIABILITIES AND PARTNERS' DEFICIT

     Liabilities:

       Notes payable                                        $         547    $         541
       Loans payable                                                   28               28
       Mortgage notes payable                                      21,855           18,184
       Accounts payable and accrued expenses                          901              572
                                                            --------------   --------------

       Total Liabilities                                           23,331           19,325
                                                            --------------   --------------

     Partners' Deficit:
       Winthrop Residential Associates III                         (6,079)          (4,338)
       Other partners                                              (4,969)          (4,176)
                                                            --------------   --------------

       Total Deficit                                              (11,048)          (8,514)
                                                            --------------   --------------

       Total Liabilities and Partners' Deficit              $      12,283    $      10,811
                                                            ==============   ==============

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

7.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

     The combined statements of operations of the Local Limited Partnerships, are as follows (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                            -------------------------------

                                                                 1999              1998
                                                            --------------   --------------

       Income:
        Rental income                                       $       4,861    $       4,681
        Other income                                                  268              167
                                                            --------------   --------------

        Total Income                                                5,129            4,848
                                                            --------------   --------------

       Expenses:
        Interest                                                    1,606            1,369
        Depreciation and amortization                               1,067              760
        Taxes and insurance                                           420              450
        Management and administration fees                            305              269
        Repairs, maintenance and utilities                          1,271            1,054
        General and administrative                                    765              672
                                                            --------------   --------------

        Total Expenses                                              5,434            4,574
                                                            --------------   --------------

       Net (Loss) Income                                    $        (305)   $         274
                                                            ==============   ==============

       Net (Loss) Income allocated to

       Winthrop Residential Associates III                  $        (393)   $           -
                                                            ==============   ==============

       Net income allocated to
       other partners                                       $          88    $         274
                                                            ==============   ==============

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

8. TAXABLE INCOME

   The Partnership's taxable income differs from its net income (loss) for financial reporting purposes, as follows (in thousands):

                                                            1999             1998
                                                       ---------------   --------------

     Net income (loss) for financial                   $        1,271    $         (52)
     reporting purposes

       Amortization of capitalized costs and
       costs in excess of the Partnership's
       initial basis in the net assets of the
       Local Limited Partnerships                                   4                4

       Differences in equity in Local Limited
       Partnership's income/loss for
       financial reporting and tax reporting
       purposes                                                   387              353

       Income from Local Limited

       Partnerships' Cash Distributions                        (1,348)            (129)
                                                       ---------------   --------------

     Taxable income                                    $          314     $        176
                                                       ===============   ==============

Item 8.  Changes in and Disagreements on Accounting and
         Financial Disclosure.


         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1999 or 1998 audits of the Partnership's financial statements.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. Two Winthrop Properties, Inc., the managing partner of the Partnership (the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2000, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

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
                           and Clerk

         Michael L. Ashner, age 47, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 44, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr.

Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 48, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Patrick J. Foye, age 42, has been Vice President-Residential and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of Apartment Investment and Management Company ("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

         Carolyn Tiffany, age 33, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop

California Investors Limited Partnership; and Winthrop Growth Investors I Limited Partnership.

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

         The General Partners own all the outstanding general partnership interests. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 15, 2000. Under the Partnership Agreement, the voting rights of the Limited Partners are limited.

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

         (b)  Security ownership of management.

         As of March 15, 2000, WFC Realty Co., Inc. owns 95 Units, which is less than 1%. None of the officers, directors or the general partner of the General Partners own any Units.

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

Item 12. Certain Relationships and Related Transactions.

         For the years ended December 31, 1999 and 1998, the Partnership allocated taxable income to the General Partners of $23,513_ and $13,215, respectively. For each of the years ended December 31, 1999, and 1998, the Partnership paid or accrued cash distributions to the General Partners of $8,110. For the year ended December 31, 1998, Village Square paid $41,600, of property management fees to an affiliate of the Managing General Partner. The management at this property was transferred to an unaffiliated third party during the second quarter of 1998. As a result, no property management fees were paid to an affiliate of the Managing General Partner for the year ended December 31, 1999.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized as of this 13th day of April, 2000.

                                            WINTHROP RESIDENTIAL ASSOCIATES III,
                                            A LIMITED PARTNERSHIP

                                            By:   TWO WINTHROP PROPERTIES, INC.

                                                  By: /s/ Michael L. Ashner
                                                     ----------------------
                                                        Michael L. Ashner
                                                        Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name               Title                         Date
--------------               -----                         ----

/s/ Michael L. Ashner      Chief Executive             April 13, 2000
---------------------      Officer and Director
Michael L. Ashner

/s/ Thomas Staples         Chief Financial Officer     April 13, 2000
------------------
Thomas Staples

/s/ Peter Braverman        Executive Vice              April 13, 2000
-------------------        President and Director
Peter Braverman

                                INDEX TO EXHIBITS

Exhibit

Number                      Title of Document                            Page

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