Form 10QSB
period 2000-03-31
WINTHROP RESIDENTIAL ASSOCIATES III
filed 2000-05-15
CIK 711418

================================================================================

              U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

                                OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 2-81033

           Winthrop Residential Associates III, A Limited Partnership
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                  Maryland                                         04-2782016
----------------------------------------------     -------------------------------------------
       (State or other jurisdiction of                (I.R.S. Employer Identification No.)
          incorporation or organization)

    Five Cambridge Center, Cambridge, MA                           02142-1493
----------------------------------------------     -------------------------------------------
   (Address of principal executive office)                         (Zip Code)

        Registrant's telephone number, including area code (617) 234-3000
                                                           ---------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____


================================================================================


                                     1 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets (Unaudited)

                                                               March 31,         December 31,
(In Thousands, Except Unit Data)                                 2000               1999
                                                             -------------    -----------------

Assets

Cash and cash equivalents                                        $ 2,341            $ 2,683
Other assets                                                         107                 91
Real estate (net of accumulated depreciation
      of $3,120 in 2000 and $3,073 in 1999)                        2,008              2,055
                                                                 -------            -------

      Total Assets                                               $ 4,456            $ 4,829
                                                                 =======            =======

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                            $    90            $    82
Distribution payable                                                  27                502
Mortgage payable                                                   2,460              2,475
Accrued interest - subordinated loan payable                          77                 73
Subordinated loan payable                                            133                133
                                                                 -------            -------

      Total Liabilities                                            2,787              3,265
                                                                 -------            -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,005 units authorized,
   issued and outstanding                                          2,887              2,790
General Partners' deficit                                         (1,218)            (1,226)
                                                                 -------            -------

         Total Partners' Capital                                   1,669              1,564
                                                                 -------            -------

         Total Liabilities and Partners' Capital                 $ 4,456            $ 4,829
                                                                 =======            =======


                 See notes to consolidated financial statements.

                                     2 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000



Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                                     For the Three Months Ended
                                                                      March 31,       March 31,
                                                                       2000             1999
                                                                   --------------  --------------
Income:

    Rental income                                                      $   289         $   281
    Income from Local Limited Partnership cash distributions                87               -
    Equity in income of Local Limited Partnerships                           -               1
    Interest                                                                28              15
    Other                                                                    9              13
                                                                       -------         -------

      Total Income                                                         413             310
                                                                       -------         -------

Expenses:

    Operating                                                              164             183
    Interest                                                                50              51
    Depreciation and amortization                                           47              45
    General and administrative                                              20              15
                                                                       -------         -------

      Total Expenses                                                       281             294
                                                                       -------         -------

Net income                                                             $   132         $    16
                                                                       =======         =======

Net income allocated to General Partners                               $    10         $     1
                                                                       =======         =======

Net income allocated to Limited Partners                               $   122         $    15
                                                                       =======         =======

Net Income per Unit of Limited Partnership Interest                    $  4.88         $   .60
                                                                       =======         =======

Distributions per Unit of Limited Partnership Interest                 $  1.00         $  1.00
                                                                       =======         =======



                 See notes to consolidated financial statements.

                                     3 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000



Consolidated Statement of Changes in Partners' Capital (Unaudited)


(In Thousands, Except Unit Data)             Units of
                                              Limited          Limited          General            Total
                                            Partnership       Partners'         Partners'        Partners'
                                             Interest          Capital           Deficit          Capital
                                          ------------      -------------    ------------      -------------

Balance - January 1, 2000                       25,005      $      2,790     $     (1,226)     $       1,564

    Net income                                                       122               10                132
    Distributions                                                    (25)              (2)               (27)
                                          -------------     -------------    -------------     --------------

Balance - March 31, 2000                        25,005      $      2,887     $     (1,218)     $       1,669
                                          =============     =============    =============     ==============


                See notes to consolidated financial statements.


                                    4 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000

Consolidated Statements of Cash Flows (Unaudited)

                                                                                       For the Three Months Ended
                                                                                   March 31,                March 31,
(In Thousands)                                                                        2000                     1999
                                                                              ---------------------    ---------------------
Cash Flows from Operating Activities:

Net income                                                                        $        132             $         16
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                                                          47                       44
      Amortization                                                                           -                        1
      Equity in income of Local Limited Partnership                                          -                       (1)

      Changes in assets and liabilities:
         Increase in other assets                                                          (16)                     (12)
         Increase (decrease) in accounts payable
          and accrued expenses                                                               8                      (14)
         Increase in accrued interest payable on subordinated loan                           4                        3
                                                                                  -------------            -------------

      Net cash provided by operating activities                                            175                       37
                                                                                  -------------            -------------

Cash Flows From Financing Activities:

      Mortgage principal payments                                                          (15)                     (14)
      Distributions to partners                                                           (502)                    (277)
                                                                                  -------------            -------------

      Net cash used in financing activities                                               (517)                    (291)
                                                                                  -------------            -------------


Net decrease in cash and cash equivalents                                                 (342)                    (254)

Cash and cash equivalents, beginning of period                                           2,683                    1,723
                                                                                  -------------            -------------

Cash and cash equivalents, end of period                                          $      2,341             $      1,469
                                                                                  =============            =============

Supplemental Disclosure of Cash Flow Information

      Interest paid in cash                                                       $         46             $         48
                                                                                  =============            =============

Supplemental Disclosure of Non-Cash
      Investing Activities

      Accrued distributions to partners                                           $         27             $         27
                                                                                  =============            =============

                 See notes to consolidated financial statements.

                                     5 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.           General

             The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

             The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 2000 presentation. The balance sheet at December 31, 1999, was derived from audited financial statements at such date.

             The results of operations for the three months ended March 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

2.           Consolidation

             The accompanying financial statements have been prepared on a consolidated basis, including the accounts of Clear Creek Ltd. ("Clear Creek"). All significant intercompany transactions and balances have been eliminated.




                                     6 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000


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

           This Item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in the report.

           Liquidity and Capital Resources

           As of March 31, 2000, the Partnership retained an equity interest in five Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in Clear Creek Ltd. ("Clear Creek"), a partnership in which an affiliate of the Partnership's general partner is the sole general partner. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses of Clear Creek, general and administrative expenses and to make capital contributions and/or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest.

           To date, all cash requirements have been satisfied by interest income earned on short-term investments, rental income from Clear Creek and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of March 31, 2000, the Partnership had cash and cash equivalents of $2,341,000, as compared to $2,683,000 at December 31, 1999. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. The Partnership did not fund any operating deficits to Local Limited Partnerships in 2000 and 1999.

           The level of liquidity based on cash and cash equivalents experienced a $342,000 decrease at March 31, 2000 as compared to December 31, 1999. The Partnership's $15,000 of mortgage principal payments and $502,000 of cash distributed to partners (financing activities) was partially offset by $175,000 of net cash provided by operating activities. Village Square Associates, a Local Limited Partnership ("Village Square"), refinanced its mortgage and distributed $942,000 of the proceeds to the Partnership in September 1999. At December 31, 1999, the Partnership recorded an accrued distribution of $475,000 related to the refinancing proceeds which was distributed in the quarter ended March 31, 2000.


                                     7 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000

Item 2.    Management's Discussion and Analysis or Plan of Operation (Continued)

           Liquidity and Capital Resources (Continued)

           In addition, as of March 31, 2000, the Partnership accrued distributions aggregating $25,000 ($1.00 per Unit) to its limited partners and $2,000 to the general partners.

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

           In 1999, the Department of Housing and Urban Development foreclosed on the mortgage for Dunhaven Apartments Phase II, ("Dunhaven"). For financial reporting purposes, the Partnership's investment in this Local Limited Partnership had previously been written down to zero. For tax reporting purposes, the Partnership will incur a tax liability in 2000 due to the recapture of tax benefits taken in prior years in proportion to its ownership interest in the Local Limited Partnership.

           Clear Creek had two housing assistance contracts with the Department of Housing and Urban Development which accounted for approximately 20% of the units in the apartment complex. These contracts expired in 1999 and were not renewed. Management replaced the housing assistance contracts with subsidized payments from a local subsidy contract.

           Results of Operations

           Net income increased by $116,000 for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. The increase is due to an increase in income of $103,000 and a decrease in expenses of $13,000. The increase in income is primarily due to an increase of cash received from Local Limited Partnerships of $87,000 and an increase in interest income of $13,000. During the three months ended March 31, 2000, the Local Limited Partnerships owning Fayetteville Apartments and the Groves Apartments distributed $48,000 and $39,000, respectively, to the Partnership. The decrease in expenses is primarily due to a decrease in operating expenses of $19,000 which was partially offset by an increase in general and administrative expenses of $5,000. All other items of income and expense remained relatively constant.



                                     8 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000


Part II - Other Information


Item 6.    Exhibits and Reports on Form 8-K.

             (a)  Exhibits

                  27.      Financial Data Schedule

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

             (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period ended March 31, 2000.






                                     9 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000


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


                                          WINTHROP RESIDENTIAL ASSOCIATES III,
                                          A LIMITED PARTNERSHIP


                                          BY: TWO WINTHROP PROPERTIES, INC.
                                              Managing General Partner



                                          BY: /s/ Michael L. Ashner
                                              ------------------------------
                                              Michael L. Ashner
                                              Chief Executive Officer



                                          BY: /s/ Thomas Staples
                                              ------------------------------
                                              Thomas Staples
                                              Chief Financial Officer

                                              Dated: May 11, 2000




                                    10 of 12

    WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                    FORM 10-QSB MARCH 31, 2000



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