Form 10QSB
period 2000-06-30
WINTHROP RESIDENTIAL ASSOCIATES III
filed 2000-08-14
CIK 711418

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 2-81033
                                               ---------


           Winthrop Residential Associates III, A Limited Partnership
           ----------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


              Maryland                                   04-2782016
------------------------------------------     ---------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

  Five Cambridge Center, Cambridge, MA                     02142-1493
------------------------------------------     ---------------------------------
 (Address of principal executive office)                   (Zip Code)


     Registrant's telephone number, including area code (617) 234-3000
                                                        ---------------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                     1 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                                     JUNE 30,              DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                      2000                    1999
                                                                              ---------------------    --------------------
Assets
------

Cash and cash equivalents                                                     $              2,792     $             2,683
Other assets                                                                                   179                      91
Real estate (net of accumulated depreciation
      of $3,167 in 2000 and $3,073 in 1999)                                                  1,961                   2,055
                                                                              ---------------------    --------------------
      Total Assets                                                            $              4,932     $             4,829
                                                                              =====================    ====================

Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accounts payable and accrued expenses                                          $                94     $                82
Distributions payable                                                                           27                     502
Mortgage payable                                                                             2,444                   2,475
Accrued interest - Subordinated Loan Payable                                                    80                      73
Subordinated Loan Payable                                                                      133                     133
                                                                              ---------------------    --------------------
      Total Liabilities                                                                      2,778                   3,265
                                                                              ---------------------    --------------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,005 units authorized,
   issued and outstanding                                                                    3,336                   2,790
General Partners' deficit                                                                   (1,182)                 (1,226)
                                                                              ---------------------    --------------------
         Total Partners' Capital                                                             2,154                   1,564
                                                                              ---------------------    --------------------
         Total Liabilities and Partners' Capital                               $             4,932     $             4,829
                                                                              =====================    ====================


                 See notes to consolidated financial statements.

                                     2 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,      JUNE 30,       JUNE 30,     JUNE 30,
                                                                    2000          1999           2000         1999
                                                                -----------   -----------    -----------  -----------
Income:

    Rental income                                               $      293    $      284     $      582   $      565
    Income from Local Limited Partnership cash distributions           489           304            576          304
    Equity in loss of Local Limited Partnership                          -           (33)             -          (32)
    Interest                                                            31            17             59           32
    Other                                                               13            14             22           27
                                                                -----------   -----------    -----------  -----------
      Total Income                                                     826           586          1,239          896
                                                                -----------   -----------    -----------  -----------

Expenses:

    Operating                                                          190           202            354          385
    Interest                                                            49            50             99          101
    Depreciation and amortization                                       47            46             94           91
    General and administrative                                          28            22             48           37
                                                                -----------   -----------    -----------  -----------
      Total Expenses                                                   314           320            595          614
                                                                -----------   -----------    -----------  -----------
Net income                                                      $      512    $      266     $      644   $      282
                                                                ===========   ===========    ===========  ===========
Net income allocated to General Partners                        $       38    $       20     $       48   $       21
                                                                ===========   ===========    ===========  ===========
Net income allocated to Limited Partners                        $      474    $      246     $      596   $      261
                                                                ===========   ===========    ===========  ===========
Net income per Unit of Limited Partnership Interest             $    18.96    $     9.84     $    23.84   $    10.44
                                                                ===========   ===========    ===========  ===========
Distributions per Unit of Limited Partnership Interest          $     1.00    $     1.00     $     2.00   $     2.00
                                                                ===========   ===========    ===========  ===========



                 See notes to consolidated financial statements.

                                     3 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------


CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                 UNITS OF
                                  LIMITED              LIMITED                GENERAL                 TOTAL
                                PARTNERSHIP           PARTNERS'              PARTNERS'              PARTNERS'
                                 INTEREST              CAPITAL                DEFICIT                CAPITAL
                             ------------------   -------------------    -------------------   ---------------------
Balance - January 1, 2000               25,005    $            2,790     $           (1,226)   $              1,564

    Net income                                                   596                     48                     644
    Distributions                                                (50)                    (4)                    (54)
                             ------------------   -------------------    -------------------   ---------------------
Balance - June 30, 2000                 25,005    $            3,336     $           (1,182)   $              2,154
                             ==================   ===================    ===================   =====================


                 See notes to consolidated financial statements.

                                     4 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                               FOR THE SIX MONTHS ENDED
                                                                                 JUNE 30,        JUNE 30,
(IN THOUSANDS)                                                                    2000            1999
                                                                              ------------    ------------
Cash Flows from Operating Activities:

Net income                                                                    $       644     $       282
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                                                     94              89
      Amortization                                                                      -               2
      Equity in loss of Local Limited Partnership                                       -              32
      Income from Local Limited Partnership cash distributions                       (576)           (277)

      Changes in assets and liabilities:
         Increase in other assets                                                     (88)            (57)
         Increase (decrease) in accounts payable
           and accrued expenses                                                        12             (19)
         Increase in accrued interest payable on
           subordinated loan                                                            7               6
                                                                              ------------    ------------
      Net cash provided by operating activities                                        93              58
                                                                              ------------    ------------

Cash Flows From Investing Activities:

      Distribution received from Local Limited Partnerships                           576             304
                                                                              ------------    ------------
      Cash provided by investing activities                                           576             304
                                                                              ------------    ------------


Cash Flows From Financing Activities:

      Mortgage principal payments                                                     (31)            (29)
      Distributions to partners                                                      (529)           (304)
                                                                              ------------    ------------
      Cash used in financing activities                                              (560)           (333)
                                                                              ------------    ------------
Net increase in cash and cash equivalents                                             109              29

Cash and cash equivalents, beginning of period                                      2,683           1,723
                                                                              ------------    ------------
Cash and cash equivalents, end of period                                      $     2,792     $     1,752
                                                                              ============    ============
Supplemental Disclosure of Cash Flow Information:

      Interest paid in cash                                                   $        92     $        95
                                                                              ============    ============

Supplemental Disclosure of Non-Cash:
      Investing Activities

      Accrued Distributions to Partners                                       $        27     $        27
                                                                              ============    ============

                 See notes to consolidated financial statements.

                                     5 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.   GENERAL

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the June 30, 2000 presentation. The balance sheet at December 31, 1999 was derived from audited financial statements at such date.

     The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

2.   CONSOLIDATION

     The accompanying financial statements have been prepared on a consolidated basis, including the accounts of Clear Creek Ltd. ("Clear Creek"). All significant intercompany transactions and balances have been eliminated.


                                     6 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           ---------------------------------------------------------

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

           Liquidity and Capital Resources
           -------------------------------

           As of June 30, 2000, the Partnership retained an equity interest in five Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in Clear Creek Ltd. ("Clear Creek"), a partnership in which an affiliate of the Partnership's general partner is the sole general partner. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses of Clear Creek, for general and administrative expenses and to make capital contributions and/or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest.

           To date, all cash requirements have been satisfied by interest income earned on short-term investments, rental income from Clear Creek and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of June 30, 2000, the Partnership had cash and cash equivalents of $2,792,000, as compared to $2,683,000 at December 31, 1999. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. The Partnership did not fund any operating deficits to Local Limited Partnerships in 2000 and 1999.

           The level of liquidity based on cash and cash equivalents experienced a $109,000 increase at June 30, 2000, as compared to December 31, 1999. The Partnership's $576,000 of distributions received from Local Limited Partnerships (investing activities) and $93,000 of net cash provided by operating activities was partially offset by $31,000 of mortgage principal payments and $529,000 of cash distributed to partners (financing activities). Village Square Associates, a Local Limited Partnership ("Village Square"), refinanced its mortgage and distributed $942,000 of the proceeds to the Partnership in September 1999. At December 31,1999, the Partnership recorded an accrued distribution of $475,000 related to the refinancing proceeds which was distributed in the quarter ended March 31, 2000. In addition, as of June 30, 2000, Partnership distributions (paid or accrued) aggregated approximately $50,000 ($2.00 per Unit) to its limited partners and $4,000 to the general partners.

                                     7 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           ---------------------------------------------------------

           Liquidity and Capital Resources (Continued)
           -------------------------------------------

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

           In 1999, the Department of Housing and Urban Development foreclosed on the mortgage for Dunhaven Apartments Phase II ("Dunhaven"). For financial reporting purposes, the Partnership's investment in this Local Limited Partnership had previously been written down to zero. For tax reporting purposes, the Partnership will incur a tax liability in 2000 due to the recapture of tax benefits taken in prior years in proportion to its ownership interest in the Local Limited Partnership.

           Clear Creek had two housing assistance contracts with the Department of Housing and Urban Development, which account for approximately 20% of the units in the apartment complex. These contracts expired in 1999 and were not renewed. Management replaced the housing assist contracts with subsidized payments from a local subsidy contract.

           Results of Operations
           ---------------------

           Net income increased by $362,000 for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999. The increase is due to an increase in income of $343,000 and a decrease in expenses of $19,000. Net income for the three months ended June 30, 2000 increased by $246,000 as compared to 1999.

           The increase in income for the six months ended June 30, 2000, as compared to 1999, is due to an increase of $272,000 of cash received from Local Limited Partnerships, a decrease of $32,000 of equity in loss of Local Limited Partnership, an increase in interest income of $27,000 and an increase in rental income of $17,000. During the six months ended June 30, 2000, the Local Limited Partnerships owning Village Square Apartments, Maple Manor Apartments and The Groves Apartments distributed $489,000, $48,000 and $39,000, respectively. During the six months ended June 30, 1999, the Local Limited Partnerships owning Village Square Apartments and The Groves Apartments distributed $291,000 and $13,000, respectively. Rental income increased primarily due to higher occupancy in 2000 as compared to 1999. The decrease in expenses is primarily due to a decrease in operating expenses of $31,000, due to a decrease in utilities and maintenance expenses, which was partially offset by an increase in general administrative expenses of $11,000. All other items of income and expense remained relatively constant.

                                     8 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------

PART II - OTHER INFORMATION
---------------------------

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
           ---------------------------------

           (a)  Exhibits

                27.  Financial Data Schedule

                99. Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

           (b)  Reports on Form 8-K:

                No reports on Form 8-K were filed during the period ended June 30, 2000.




                                     9 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------

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


                                     WINTHROP RESIDENTIAL ASSOCIATES III,
                                     A LIMITED PARTNERSHIP


                                     BY: TWO WINTHROP PROPERTIES, INC.
                                         Managing General Partner

                                     BY: /s/ Michael L. Ashner
                                         -----------------------------------
                                         Michael L. Ashner
                                         Chief Executive Officer


                                     BY: /s/ Thomas Staples
                                         -----------------------------------
                                         Thomas Staples
                                         Chief Financial Officer

                                         Dated:    August 14, 2000


                                    10 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------


Exhibit Index

     Exhibit                                                        Page No.
     -------                                                        --------

27.  Financial Data Schedule                                           -

99.  Supplementary Information Required Pursuant to
     Section 9.4 of the Partnership Agreement.                        12









                                    11 of 12

                                                                      EXHIBIT 99

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------

Supplementary information required pursuant to section 9.4 of the partnership agreement:

1. Statement of Cash Available for Distribution for the three months ended June 30, 2000:

    Net Income                                           $   512,000
    Add:   Depreciation and amortization                      47,000
    Less:  Cash to reserves                                 (532,000)
                                                         -----------

    Cash Available for Distribution                      $    27,000
                                                         ===========
    Distributions allocated to General Partners          $     2,000
                                                         ===========
    Distributions allocated to Limited Partners          $    25,000
                                                         ===========


2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended June 30, 2000:


        Entity Receiving                         Form of
          Compensation                         Compensation                       Amount
    -------------------------   -------------------------------------------     ----------
    General Partners            Interest in Cash Available for Distribution       $ 2,000

    WFC Realty Co., Inc.
    (Initial Limited Partner)   Interest in Cash Available for Distribution       $     5









                                    12 of 12