Form 10QSB
period 2000-09-30
WINTHROP RESIDENTIAL ASSOCIATES III
filed 2000-11-13
CIK 711418

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                     1 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                   SEPTEMBER 30,        DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                       2000                 1999
                                                                 -----------------    -----------------
Assets
------

Cash and cash equivalents                                        $          2,821     $          2,683
Other assets                                                                  122                   91
Real estate (net of accumulated depreciation
      of $3,214 in 2000 and $3,073 in 1999)                                 2,023                2,055
                                                                 -----------------    -----------------

      Total Assets                                               $          4,966     $          4,829
                                                                 =================    =================


Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accounts payable and accrued expenses                            $            105     $             82
Distributions payable                                                          54                  502
Mortgage payable                                                            2,429                2,475
Accrued interest - Subordinated Loan Payable                                   83                   73
Subordinated Loan Payable                                                     133                  133
                                                                 -----------------    -----------------

      Total Liabilities                                                     2,804                3,265
                                                                 -----------------    -----------------

Partners' Capital:

Limited Partners -

   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,005 units authorized,
   issued and outstanding                                                   3,343                2,790
General Partners' deficit                                                  (1,181)              (1,226)
                                                                 -----------------    -----------------

         Total Partners' Capital                                            2,162                1,564
                                                                 -----------------    -----------------

         Total Liabilities and Partners' Capital                 $          4,966     $          4,829
                                                                 =================    =================

                 See notes to consolidated financial statements.

                                     2 of 12

        WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
        ----------------------------------------------------------
                 FORM 10-QSB SEPTEMBER 30, 2000
                 ------------------------------



CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                     FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                                     2000               1999             2000              1999
                                                                ----------------   ----------------  --------------   --------------
Income:

    Rental income                                               $           298    $           278    $        880    $         843
    Income from Local Limited Partnership cash distributions                  -              1,017             576            1,321
    Equity in loss of Local Limited Partnership                               -                (15)              -              (47)
    Interest                                                                 30                 20              89               52
    Other                                                                    14                 10              36               37
                                                                ----------------   ----------------  --------------   --------------
      Total Income                                                          342              1,310           1,581            2,206
                                                                ----------------   ----------------  --------------   --------------

Expenses:

    Operating                                                               187                182             541              567
    Interest                                                                 49                 50             148              151
    Depreciation and amortization                                            47                 45             141              136
    General and administrative                                               24                 26              72               63
                                                                ----------------   ----------------  --------------   --------------

      Total Expenses                                                        307                303             902              917
                                                                ----------------   ----------------  --------------   --------------

Net income                                                      $            35    $         1,007    $        679    $       1,289
                                                                ================   ================  ==============   ==============

Net income allocated to General Partners                        $             3    $            76    $         51    $          97
                                                                ================   ================  ==============   ==============

Net income allocated to Limited Partners                        $            32    $           931    $        628    $       1,192
                                                                ================   ================  ==============   ==============

Net income per Unit of Limited Partnership Interest             $          1.28    $         37.23    $      25.11    $       47.67
                                                                ================   ================  ==============   ==============

Distributions per Unit of Limited Partnership Interest          $          1.00    $          1.00    $       3.00    $        3.00
                                                                ================   ================  ==============   ==============


                 See notes to consolidated financial statements.

                                    3 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)



(IN THOUSANDS, EXCEPT UNIT DATA)                  UNITS OF
                                                  LIMITED            GENERAL             LIMITED                 TOTAL
                                                PARTNERSHIP         PARTNERS'            PARTNERS'              PARTNERS'
                                                  INTEREST           DEFICIT              CAPITAL                CAPITAL
                                              ------------        ------------           -----------            -----------
Balance - January 1, 2000                           25,005        $     (1,226)          $     2,790            $     1,564

    Net income                                                              51                   628                    679

    Distributions                                                           (6)                  (75)                   (81)
                                              ------------        ------------           -----------            -----------

Balance - September 30, 2000                        25,005        $     (1,181)          $     3,343            $     2,162
                                              ============        ============           ===========            ===========





                 See notes to consolidated financial statements.

                                     4 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      FOR THE NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,        SEPTEMBER 30,
(IN THOUSANDS)                                                                       2000                   1999
                                                                                -----------------    -----------------
Cash Flows from Operating Activities:

Net income                                                                      $            679     $          1,289
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                                                           141                  133
      Amortization                                                                             -                    3
      Equity in loss of Local Limited Partnership                                              -                   47
      Income from Local Limited Partnership Cash Distribution                               (576)              (1,321)

      Changes in assets and liabilities:
         Increase in other assets                                                            (31)                 (53)
         Increase (decrease) in accounts payable
            and accrued expenses                                                              23                  (22)
         Increase in accrued interest payable on subordinated loan                            10                   10
                                                                                -----------------    -----------------

      Net cash provided by operating activities                                              246                   86
                                                                                -----------------    -----------------

Cash Flows From Investing Activities:

      Distributions received from Local Limited Partnerships                                 576                1,348
      Property Improvements                                                                 (109)                   -
                                                                                -----------------    -----------------

      Cash provided by investing activities                                                  467                1,348
                                                                                -----------------    -----------------

Cash Flows From Financing Activities:

      Mortgage principal payments                                                            (46)                 (43)
      Distributions to partners                                                             (529)                (331)
                                                                                -----------------    -----------------

      Cash used in financing activities                                                     (575)                (374)
                                                                                -----------------    -----------------

Net increase in cash and cash equivalents                                                    138                1,060

Cash and cash equivalents, beginning of period                                             2,683                1,723
                                                                                -----------------    -----------------

Cash and cash equivalents, end of period                                        $          2,821     $          2,783
                                                                                =================    =================

Supplemental Disclosure of Cash Flow Information
      Interest paid in cash                                                     $            138     $            141
                                                                                =================    =================

Supplemental Disclosure of Non-Cash
      Investing Activities

      Accrued Distributions to Partners                                         $             54     $             27
                                                                                =================    =================



                 See notes to consolidated financial statements.

                                     5 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------

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

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the September 30, 2000 presentation. The balance sheet at December 31, 1999, was derived from audited financial statements at such date.

     The results of operations for the three and nine months ended September 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

2.   CONSOLIDATION

     The accompanying financial statements have been prepared on a consolidated basis, including the accounts of Clear Creek Ltd. ("Clear Creek"). All significant intercompany transactions and balances have been eliminated.



                                     6 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------

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

        Liquidity and Capital Resources
        -------------------------------

        As of September 30, 2000, the Partnership retained an equity interest in five Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in Clear Creek Ltd. ("Clear Creek"), a partnership in which an affiliate of the Partnership's general partner is the sole general partner. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses of Clear Creek, for general and administrative expenses and to make capital contributions and/or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest.

        To date, all cash requirements have been satisfied by interest income earned on short-term investments, rental income from Clear Creek and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of September 30, 2000, the Partnership had cash and cash equivalents of $2,821,000, as compared to $2,683,000 at December 31, 1999. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. The Partnership did not fund any operating deficits to Local Limited Partnerships in 2000 and 1999.

        The level of liquidity based on cash and cash equivalents experienced a $138,000 increase at September 30, 2000, as compared to December 31, 1999. The Partnership's $576,000 of distributions received from Local Limited Partnerships (investing activities) and $246,000 of net cash provided by operating activities was partially offset by $109,000 of property improvements (investing activities), $46,000 of mortgage principal payments and $529,000 of cash distributed to partners (financing activities). Village Square Associates, a Local Limited Partnership ("Village Square") refinanced its mortgage and distributed $942,000 of the proceeds to the Partnership in September 1999. At December 31,1999, the Partnership


                                     7 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        ---------------------------------------------------------

        Liquidity and Capital Resources (Continued)
        -------------------------------------------

        recorded an accrued distribution of $475,000 related to the refinancing proceeds which was distributed in the quarter ended March 31, 2000. In addition, as of September 30, 2000, Partnership distributions (paid or accrued) aggregated approximately $75,000 ($3.00 per Unit) to its limited partners and $6,000 to the general partners.

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

        Results of Operations
        ---------------------

        Net income decreased by $610,000 for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999. The decrease is due to a decrease in income of $625,000 which was partially offset by a decrease in expenses of $15,000. Net income for the three months ended September 30, 2000 decreased by $972,000 as compared to 1999.

        The decrease in income for the nine months ended September 30, 2000, as compared to 1999, is due to a decrease of $745,000 of cash received from Local Limited Partnerships which was partially offset by a decrease of $47,000 of equity in loss of Local Limited Partnership, an increase in interest income of $37,000 and an increase in rental income of $37,000. During the nine months ended September 30, 2000, the Local Limited Partnerships owning Village Square Apartments, Maple Manor Apartments and The Groves Apartments distributed $489,000, $48,000 and $39,000, respectively. During the nine months ended September 30, 1999, the Local Limited Partnerships owning Village Square Apartments and The Groves Apartments distributed $1,308,000 and $13,000, respectively. All other items of income and expense remained relatively constant.

                                     8 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------


PART II - OTHER INFORMATION
---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        ---------------------------------

        (a)  Exhibits

             27.  Financial Data Schedule

             99. Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

        (b)  Reports on Form 8-K:

             No reports on Form 8-K were filed during the period ended September 30, 2000.



                                     9 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------

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

                                    WINTHROP RESIDENTIAL ASSOCIATES III,
                                    ------------------------------------
                                    A LIMITED PARTNERSHIP
                                    ---------------------


                                    BY: TWO WINTHROP PROPERTIES, INC.
                                        Managing General Partner

                                    BY: /s/ Michael L. Ashner
                                        --------------------------------------
                                        Michael L. Ashner
                                        Chief Executive Officer

                                    BY: /s/ Thomas Staples
                                        --------------------------------------
                                        Thomas Staples
                                        Chief Financial Officer



                                        Dated: November 10, 2000














                                    10 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------

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