Form 10KSB
period 2000-12-31
WINTHROP RESIDENTIAL ASSOCIATES III
filed 2001-04-09
CIK 711418

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

For the year ended December 31, 2000              Commission File Number 2-81033
                   -----------------                                     -------

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP (Exact name of small business issuer as specified in its charter)

       Maryland                                               04-2782016
-----------------------                               --------------------------
(State of Organization)                               (I.R.S. Employer I.D. No.)

5 Cambridge Center, 9th Floor, Cambridge, Massachusetts                 02142
-------------------------------------------------------              -----------
      (Address of principal executive offices)                       (Zip  Code)

Registrant's telephone number including area code:                (617) 234-3000
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $2,147,000.

No market exists for the limited partnership interests of the Registrant, and therefore, no aggregate market value can be computed.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business.
------      -----------------------

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

         Dunhaven Apartments, Section 2 Phase 2 - The loan encumbering Dunhaven Apartments Phase II, ("Dunhaven") was in default and held by the U.S. Department of Housing and Urban Development. The Partnership was unable to reach an agreement with the general partner of the Local Limited Partnership which holds title to Dunhaven pursuant to which the Partnership, or an affiliate of the Partnership, would have been appointed as general partner of the Dunhaven Local Limited Partnership and the Partnership, or its affiliate, would satisfy the default on the loan. In June 1999, the Department of Housing and Urban Development foreclosed on the mortgage for Dunhaven. For financial reporting purposes, the Partnership's investment in this Local Limited Partnership had previously been written down to zero. For tax reporting purposes, the Partnership incurred a tax liability in 2000 due to the recapture of tax benefits taken in prior years in proportion to its ownership interest in the Local Limited Partnership.

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

         Clear Creek had two housing assistance contracts with the Department of Housing and Urban Development which expired in 1999 and were not renewed. Management replaced the housing assistance contracts with subsidized payments from a local subsidy contract. Based upon 2000 operations, the non-renewal of these contracts did not have a significant impact on rental operations.

Employees
---------

         The Partnership does not have any employees. Services are performed for the Partnership by the Managing General Partner, and agents retained by it.

         On December 16, 1997, the Managing General Partner and certain of its affiliates entered into a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services"), an affiliate of the general partner of the Local Limited Partnerships which own The Groves and Maple Manor Apartments, pursuant to which Coordinated Services was retained to provide asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, refinancing or restructuring proposals by Local Limited Partnerships, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, the Managing General Partner and its affiliates assigned to Coordinated Services all of their right to receive fees from the Partnership as provided in the Partnership Agreement. See "Item 12, Certain Relationships and Related Transactions."

Item 2.  Description of Properties.
------   -------------------------

         The following table sets forth certain information regarding the properties owned by the six Local Limited Partnerships in which the Partnership has retained an interest and which continue to own apartment properties as of March 15, 2001:


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


--------------------
(1) Represents the date on which the Partnership made its initial investment in the Local Limited Partnership


         The following table sets forth information relating to the first mortgage encumbering each of the Local Limited Partnership's properties:



                                                                                                        Principal
                           Principal Balance at                                                       Balance Due at

        Property           December 31, 2000       Interest Rate  Period Amortized   Maturity Date       Maturity
        --------           -----------------       -------------  ----------------   -------------       --------

Clear Creek                      $ 2,412,639           7.5 %          36 years         10/1/2018                  (1)
Village Square                   $10,475,900           7.64%          30 years          6/1/2011           $8,900,000
Dunhaven
 Apartments,
 Section 2,
 Phase 1                         $ 2,014,305           7.5 %          36 years          2/1/2022                  (1)
The Groves Apartments            $ 1,819,988           7.5 %          36 years          2/1/2019                  (1)
Autumn Chase                     $ 2,989,125           7.5 %          40 years         11/1/2024                  (1)
Maple Manor                      $ 1,808,430           7.08%          30 years          7/1/2008           $1,630,000



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

         On May 27, 1999, Village Square Associates Limited Partnership ("Village Square") refinanced its mortgage. During September 1999, Village Square distributed $942,000 of the proceeds to the Partnership. At December 31, 1999, the Partnership recorded an accrued distribution of $475,000 related to these refinancing proceeds which was distributed during the first quarter of 2000. During 2000, Village Square distributed an additional $400,000 of refinancing proceeds to the Partnership.

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

      The following chart provides comparative data for each property owned by the Local Limited Partnerships regarding occupancy rates and average market rental rates per apartment unit, for the last two years, where that data is available to the Partnership:

                                                    Average Monthly Rental
                             Average Monthly            Rate per Unit
                             Occupancy Rate
                            -----------------       ----------------------
            Property        2000         1999         2000         1999
            --------        ----         ----         ----         ----

Clear Creek Landing         93%           91%         $536         $518
Village Square              99%           93%         $711         $725
Dunhaven Apartments,
  Section 2, Phase 1        95%           73%         $637         $592
The Groves                  93%           91%         $425         $414
Autumn Chase                (1)           (1)          (1)          (1)
Maple Manor                 88%           88%         $414         $372

(1)      Information has not been provided by the Local Limited Partnership.

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 2000 (in thousands):



                             Gross                                                                Federal
                            Carrying         Accumulated                                            Tax
            Property         Value           Depreciation             Rate           Method        Basis
           -----------     ---------         -------------            ----           ------       -------

Clear Creek Landing         $ 5,270                $3,293        3-25 yrs.            S/L          $  744
Village Square              $10,362                $6,849       10-25 yrs.            S/L          $3,186
Dunhaven Apartments,
 Section 2, Phase 1         $ 2,323                $1,682      5-33.3 yrs.            S/L,DD       $  221
The Groves                  $ 3,361                $2,279       10-25 yrs.            S/L          $  167
Autumn Chase                $ 3,460                $2,213        7-30 yrs.            S/L          $  222
Maple Manor                 $ 2,810                $1,864       10-25 yrs.            S/L          $  155


Item 3.     Legal Proceedings.
-------     -----------------

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
------      -----------------------------------------------------------------

         The Partnership is a partnership and thus has no common stock. There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

         As of March 15, 2001, there were 2,079 holders of the 25,000 Units.

         The Partnership Agreement requires that if the Partnership has Cash Available for Distribution it be distributed quarterly to the Partners in specified proportions. The Partnership Agreement defines Cash Available for Distribution as Cash Flow less cash designated by the Managing General Partner to be held for restoration or creation of reserves. Cash Flow, in turn, is defined as cash derived from the Local Limited Partnerships (but excluding sale or refinancing proceeds) and all cash derived from Partnership operations, less cash used to pay operating expenses of the Partnership. During the years ended December 31, 2000 and 1999, the Partnership has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

                                              Amount of
                                            Distribution
                                              Per Unit
                                     -------------------------
            Distribution with
                Respect to
               Quarter Ended           2000        1999
               -------------           ----        ----

                March 31               $1.00       $ 1.00
                June 30                $1.00       $ 1.00
                September 30           $1.00       $ 1.00
                December 31            $1.00       $20.00

         Over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Partnership. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Partnership is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, although the Securities and Exchange Commission has stated that a copy of any offer should be sent by the bidder to the Partnership, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Partnership with a copy of their offer. As a result, the Managing General Partner often does not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the Managing General Partner does not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the Managing General Partner of your partnership in the Partnership Agreement to reject any transfers of units, the

Managing General Partner will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Partnership is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

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

Liquidity and Capital Resources
-------------------------------

         As of December 31, 2000, the Partnership retained an equity interest in five Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in Clear Creek Ltd. ("Clear Creek"), a partnership in which an affiliate of the Partnership's general partner is the sole general partner. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses of Clear Creek, for general and administrative expenses and to make capital contributions and/or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest.

         To date, all cash requirements have been satisfied by interest income earned on short-term investments, rental income from Clear Creek and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of December 31, 2000, the Partnership had cash and cash equivalents of $3,052,000 as compared to $2,683,000 at December 31, 1999. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. The Partnership did not fund any operating deficits to Local Limited Partnerships in 2000 and 1999.

              The level of liquidity based on cash and cash equivalents experienced a $369,000 increase at December 31, 2000, as compared to December 31, 1999. The Partnership's $310,000 of net cash provided by operating activities and $792,000 of distributions received from the Local Limited Partnerships (investing activities) was partially offset by $529,000 of cash distributed to partners (financing activities), $62,000 of mortgage principal payments (financing activities), and $142,000 used for additions to fixed assets (investing activities). As of December

31, 2000, Partnership distributions declared aggregated $100,000 ($4.00 per
Unit) to its limited partners and $8,000 to the general partners. During September 1999, Village Square Associates distributed $942,000 of refinancing proceeds to the Partnership. The Partnership distributed $475,000 related to the refinancing proceeds in the quarter ended March 31, 2000. During 2000, Village Square Associates distributed an additional $400,000 of refinancing proceeds to the Partnership.

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

         In 1999, the Department of Housing and Urban Development foreclosed on the mortgage for Dunhaven Apartments Phase II. For financial reporting purposes, the Partnership's investment in this Local Limited Partnership had previously been written down to zero. For tax reporting purposes, the Partnership incurred a tax liability in 2000 due to the recapture of tax benefits taken in prior years in proportion to its ownership interest in the Local Limited Partnership.

         Clear Creek had two housing assistance contracts with the Department of Housing and Urban Development which expired in 1999 and were not renewed. Management replaced the housing assistance contracts with subsidized payments from a local subsidy contract. The non-renewal of these contracts did not have a significant impact on rental operations.

Results of Operations
---------------------

         The Partnership's net income for the year ended December 31, 2000 was $847,000, as compared to net income of $1,271,000 for the year ended December 31, 1999. The decrease is due to a decrease in income of $382,000 and an increase in expenses of $42,000. The decrease in income is primarily due to a decrease of $556,000 of cash received from the Local Limited Partnerships which was partially offset by a decrease of $72,000 of equity in loss of a Local Limited Partnership, an increase in rental income of $55,000, interest income of $42,000 and other income of $5,000. During the year ended December 31, 2000, the Local Limited Partnerships owning Village Square Apartments, Maple Manor Apartments and the Groves Apartments distributed $705,000, $48,000 and $39,000, respectively. The distribution from Village Square in 2000 included an additional $400,000 of refinancing proceeds. During the year ended December 31, 1999, the Local Limited Partnerships owning Village Square Apartments, Maple Manor Apartments and the Groves Apartments distributed $1,308,000, $27,000 and $13,000, respectively. The distribution from Village Square in 1999 included $942,000 of refinancing proceeds. The increase in expenses is due to increases in operating expenses of $10,000, depreciation and amortization of $28,000 and general and administrative of $9,000, which were partially offset by a decrease in interest expense of $5,000.

Recently Issued Accounting Standards
------------------------------------

         The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Partnership believes that the effect of SFAS 133 on its financial statements will be immaterial.

Quantitative and Qualitative Disclosures of Market Risk
-------------------------------------------------------

         The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage note payable at December 31, 2000 is at a fixed rate of interest.

Item 7.     Financial Statements
            --------------------


           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 and 1999

                                      INDEX


                                                                                               Page
                                                                                               ----
         Independent Auditors' Report............................................................14

         Financial Statements:

         Consolidated Balance Sheets as of December 31, 2000 and 1999............................15

         Consolidated Statements of Income for the Years Ended
              December 31, 2000 and 1999.........................................................16

         Consolidated Statements of Partners' Capital for the Years Ended
              December 31, 2000 and 1999.........................................................17

         Consolidated Statements of Cash Flows for the Years Ended
              December 31, 2000 and 1999.........................................................18

         Notes to Consolidated Financial Statements..............................................19


                          Independent Auditors' Report
                          ----------------------------


To the Partners
Winthrop Residential Associates III, A Limited Partnership

We have audited the accompanying consolidated balance sheets of Winthrop Residential Associates III, A Limited Partnership (a Maryland limited partnership) and its subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, partners' capital and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting and were written down to zero (see Note
1). Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winthrop Residential Associates III, A Limited Partnership, and its subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                                   /s/ Imowitz Koenig & Co., LLP


New York, New York
March 1, 2001

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                      ------------------------------------
                        (In Thousands, Except Unit Data)


                                                                     DECEMBER 31,
                                                           ----------------------------
                                                                2000           1999
                                                           ------------    ------------
ASSETS

Cash and Cash Equivalents                                  $     3,052     $      2,683
Other Assets                                                        98               91
Real Estate, net                                                 1,977            2,055
                                                           ------------    -------------
      Total Assets                                         $    5,127      $     4,829
                                                           ============    =============


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts Payable and Accrued Expenses                      $       110     $         82
Distributions Payable                                               81              502
Mortgage Payable                                                 2,413            2,475
Accrued Interest - Subordinated Loan Payable                        87               73
Subordinated Loan Payable                                          133              133
                                                           ------------    -------------
       Total Liabilities                                         2,824            3,265
                                                           ------------    -------------
Partners' Capital:

Limited Partners -
       Units of Limited Partnership Interest,
       $1,000 stated value per unit; 25,005
       units authorized, issued and outstanding                  3,473            2,790
General Partners' deficit                                       (1,170)          (1,226)
                                                           ------------    -------------
       Total Partners' Capital                                   2,303            1,564
                                                           ------------    -------------
      Total Liabilities and Partners' Capital              $     5,127     $      4,829
                                                           ============    =============



                See notes to consolidated financial statements.

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                        (In Thousands, Except Unit Data)


                                                                   YEARS ENDED DECEMBER 31,
                                                                ----------------------------
                                                                    2000           1999
                                                                -----------    -------------
Income:

Rental Income                                                    $   1,182      $     1,127
Income from Local Limited Partnerships'
  cash distributions                                                   792            1,348
Equity in loss of Local Limited Partnership                              -              (72)
Interest                                                               125               83
Other income                                                            48               43
                                                                -----------    -------------
       Total Income                                                  2,147            2,529
                                                                -----------    -------------
Expenses:

Operating                                                              794              784
Interest                                                               196              201
Depreciation and amortization                                          220              192
General and administrative                                              90               81
                                                                -----------    -------------
       Total Expenses                                                1,300            1,258
                                                                -----------    -------------
Net Income                                                       $     847      $     1,271
                                                                ===========    =============
Net Income Allocated to General Partners                         $      64      $        95
                                                                ===========    =============
Net Income Allocated to Limited Partners                         $     783      $     1,176
                                                                ===========    =============
Net Income per Unit of Limited Partnership Interest              $   31.31      $     47.03
                                                                ===========    =============
Distributions per Unit of Limited Partnership Interest           $    4.00      $     23.00
                                                                ===========    =============



                See notes to consolidated financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                  --------------------------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------
                        (In Thousands, Except Unit Data)



                                  Units of
                                   Limited            General           Limited             Total
                                 Partnership         Partners'         Partners'          Partners'
                                   Interest           Deficit           Capital            Capital
                                -----------         ------------      -----------         ---------
Balance - January 1, 1999           25,005          $  (1,313)        $    2,189          $    876

     Net Income                                            95              1,176             1,271

     Distributions                                         (8)              (575)             (583)
                                -----------         ------------        ---------         ---------
Balance - December 31, 1999         25,005             (1,226)             2,790             1,564

     Net Income                                            64                783               847

     Distributions                                         (8)              (100)             (108)
                                -----------         ------------        ---------         ---------
Balance - December 31, 2000         25,005          $  (1,170)        $    3,473          $  2,303
                                ===========         ============      ===========         =========



                See notes to consolidated financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                        (In Thousands, Except Unit Data)


                                                                             YEARS ENDED DECEMBER 31,
                                                                          ----------------------------
                                                                               2000           1999
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                                $       847     $     1,271
Adjustments to reconcile net income to net cash provided
  by operating activities:
       Depreciation                                                               220             188
       Amortization                                                                 -               4
       Equity in loss of Local Limited Partnership                                  -              72
       Income from Local Limited Partnerships' cash distributions                (792)         (1,348)
Changes in assets and liabilities:
       (Increase) decrease in other assets                                         (7)              7
        Increase (decrease) in accounts payable and
          accrued expenses                                                         28             (26)
       Increase in accrued interest payable on subordinated loan                   14              13
                                                                          ------------    ------------
Net cash provided by operating activities                                         310             181
                                                                          ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
       Distributions received from Local Limited Partnerships                     792           1,348
       Additions to fixed assets                                                 (142)           (153)
                                                                          ------------    ------------
       Net cash provided by investing activities                                  650           1,195
                                                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
       Mortgage principal payments                                                (62)            (58)
       Distributions to partners                                                 (529)           (358)
                                                                          ------------    ------------
Cash used in financing activities                                                (591)           (416)
                                                                          ------------    ------------
Net increase in Cash and Cash Equivalents                                         369             960

Cash and Cash Equivalents, Beginning of Year                                    2,683           1,723
                                                                          ------------    ------------
Cash and Cash Equivalents, End of Year                                    $     3,052     $     2,683
                                                                          ============    ============

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
       Cash paid for interest                                             $       184     $       188
                                                                          ============    ============
Supplemental Disclosure of Non-Cash Financing Activities
--------------------------------------------------------
       Accrued Distributions to Partners                                  $        81     $       502
                                                                          ============    ============





                 See notes to consolidated financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      YEAR ENDED DECEMBER 31, 2000 AND 1999
                      -------------------------------------


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------

     Organization
     ------------

     Winthrop Residential Associates III, A Limited Partnership (the "Partnership") was organized on June 28, 1982 under the Uniform Limited Partnership Act of the State of Maryland to invest in limited partnerships (the "Local Limited Partnerships") which develop, manage, operate and otherwise deal in government - assisted apartment complexes which do not significantly restrict distributions to owners or the rate of return on investments in such properties. The Partnership has investments in five Local Limited Partnerships each owning an apartment complex. Additionally, the Partnership owns an 88.5% limited partnership interest in Clear Creek Ltd. ("Clear Creek"), a partnership in which an affiliate of the Partnership is the Managing General Partner.

     The Partnership was capitalized with $25,000,000 of contributions representing 25,000 investor limited partnership units. The offering closed in July, 1983. The general partners and the initial limited partner (5 units) contributed $8,000. At December 31, 2000 and 1999, there were 25,005 limited partnership units issued and outstanding.

     Consolidation
     -------------

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

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      YEAR ENDED DECEMBER 31, 2000 AND 1999
                      -------------------------------------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -----------------------------------------------------------------------

     Cash and Cash Equivalents
     -------------------------

     The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short term nature.

     Uses of Estimates
     -----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      YEAR ENDED DECEMBER 31, 2000 AND 1999
                      -------------------------------------


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -----------------------------------------------------------------------

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

     Concentration of Credit Risk
     ----------------------------

     Principally all of the Partnership's cash and cash equivalents consist of repurchase agreements and a money market account with original maturity dates of three months or less.

     Segment Reporting
     -----------------

     The Partnership has one reportable segment, residential real estate. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

     Recently Issued Accounting Standards
     ------------------------------------

     The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Partnership believes that the effect of SFAS 133 on its financial statements will be immaterial.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      YEAR ENDED DECEMBER 31, 2000 AND 1999
                      -------------------------------------

2.   ALLOCATION OF PROFITS, LOSSES AND DISTRIBUTIONS
     -----------------------------------------------

     In accordance with the partnership agreement, profits and losses and cash available for distribution not arising from a sale or refinancing are allocated 7.5% to the general partners and 92.5% to the limited partners. Distributions of proceeds arising from a sale or refinancing are allocated first to the limited partners to the extent of their Adjusted Capital Contribution (as defined) and then, in accordance with the partnership agreement.

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

     The Managing General Partner and certain of its affiliates have a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services provides asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the partnership's agreement to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, the Managing General Partner and its affiliates assigned to Coordinated Services all of their rights to receive fees from the Partnership, as provided in the partnership agreement. Coordinated Services, which is a related party for financial reporting purposes only, is affiliated with the general partner and managing agent of certain Local Limited Partnerships, in which the Partnership has invested. For the years ended December 31, 2000 and 1999, respectively, affiliates of Coordinated Services received $340,000 and $358,000 in fees and expense reimbursements for managing these Local Limited Partnerships.

     Coordinated Services was entitled to receive 25% or approximately $15,000 for 2000 and 1999 of the Clear Creek management fee for supervisory services.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      YEAR ENDED DECEMBER 31, 2000 AND 1999
                      -------------------------------------

4.   MORTGAGE PAYABLE
     ----------------

     The mortgage, which is secured by Clear Creek, bears interest at 7.5% per annum, requires monthly payments of approximately $20,000 and matures in October 2018.

     Principal payments on the mortgage note are due as follows:

                       2001                       $        67,000
                       2002                                72,000
                       2003                                78,000
                       2004                                84,000
                       2005                                90,000
                       Thereafter                       2,022,000
                                                  ---------------
                                                  $     2,413,000
                                                  ===============

     The estimated fair value of the Partnership's debt approximates its carrying amount.

5.   SUBORDINATED LOAN PAYABLE
     -------------------------

     The subordinated loan, in the amount of $133,000, is due to the former general partner of Clear Creek who also manages the property. The subordinated loan accrues interest at 10% and is due upon sale of the property.

6.   REAL ESTATE
     -----------

     Real estate is comprised of the following:


                                                            December 31,
                                              -----------------------------------------
                                                     2000                  1999
                                              -------------------   -------------------

               Land                           $          500,000    $          500,000
               Buildings and Improvements              4,647,000             4,569,000
               Furnishings                               123,000                59,000
                                              -------------------   -------------------
                                                       5,270,000             5,128,000
               Accumulated Depreciation               (3,293,000)           (3,073,000)
                                              -------------------   -------------------
                                               $       1,977,000     $       2,055,000
                                              ===================   ===================



           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      YEAR ENDED DECEMBER 31, 2000 AND 1999
                      -------------------------------------

7.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
     -----------------------------------------

     As of December 31, 2000, the Partnership has Limited Partnership equity interests in five Local Limited Partnerships each owning one apartment complex. Such interests are summarized as follows:


                                   Local Limited Partnership                                         Percentage Ownership
    -----------------------------------------------------------------------------------------  ----------------------------------

    Village Square Associates Limited Partnership                                                             50
    Walther Limited Partnership (Dunhaven Apartments Phase I)                                                 95
    Savannah River Associates Limited Partnership (The Grove Apartments)                                      50
    Autumn Chase, Ltd.                                                                                        99
    Fayetteville Apartments Limited Partnership (Maple Manor Apartments)                                      50


     In addition, the Partnership also holds an 88.5% limited partnership interest in Clear Creek, which was accounted for as a Local Limited Partnership prior to being consolidated. Clear Creek had two housing assistance contracts with the Department of Housing and Urban Development which expired in 1999 and were not renewed. Management replaced the housing assistance contracts with subsidized payments from a local subsidy contract.

     On May 27, 1999, Village Square Associates Limited Partnership ("Village Square") refinanced its mortgage. During September 1999, Village Square distributed $942,000 of the proceeds to the Partnership. At December 31, 1999, the Partnership recorded an accrued distribution of $475,000 related to these refinancing proceeds which was distributed during the first quarter of 2000. During 2000, Village Square distributed an additional $400,000 of refinancing proceeds to the Partnership.

     The above Local Limited Partnerships have outstanding mortgages, as of December 31, 2000, totaling $19,108,000 secured by the Local Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

     During 2000 and 1999, the Partnership made no additional capital contributions in the Local Limited Partnerships.

     In 1999, the Department of Housing and Urban Development foreclosed on the mortgage for Dunhaven Apartments Phase II. For financial reporting purposes, the Partnership's investment in this Local Limited Partnership had previously been written down to zero.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      YEAR ENDED DECEMBER 31, 2000 AND 1999
                      -------------------------------------

7.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (continued)
     -----------------------------------------------------

   The combined balance sheets of the Local Limited Partnerships are as follows (in thousands):


                                                                        December 31,
                                                                -----------------------------
                                                                      2000             1999
                                                                -------------   -------------

ASSETS

Real estate, at cost:
  Land                                                          $      1,063     $     1,365
  Buildings, net of accumulated depreciation of
  $14,887 and $15,827 in 2000 and 1999, respectively                   6,365           6,793
  Cash and cash equivalents                                            1,113           2,789
  Other assets, net of accumulated amortization of
  $191 and $160 in 2000 and 1999, respectively                           957           1,336
                                                                -------------    ------------
  Total Assets                                                  $      9,498     $    12,283
                                                                =============    ============
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Notes payable                                                 $        404             547
  Loans payable                                                           22              28
  Mortgage notes payable                                              19,108          21,855
  Accounts payable and accrued expenses                                  377             901
                                                                -------------    ------------
  Total Liabilities                                                   19,911          23,331
                                                                -------------    ------------
Partners' Deficit:
  Winthrop Residential Associates III                                 (5,561)         (6,079)
  Other partners                                                      (4,852)         (4,969)
                                                                -------------    ------------
  Total Deficit                                                      (10,413)        (11,048)
                                                                -------------    ------------
Total Liabilities and Partners' Deficit                         $      9,498     $    12,283
                                                                ============     ===========


           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      YEAR ENDED DECEMBER 31, 2000 AND 1999
                      -------------------------------------

7.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (continued)
     -----------------------------------------------------

The combined statements of operations of the Local Limited Partnerships are as follows (in thousands):

                                                                        YEARS ENDED DECEMBER 31,
                                                                     --------------------------------
                                                                       2000             1999
                                                                     -------------    ---------------
Income:

     Rental income                                                   $      4,668     $        4,861
     Other income                                                             322                268
                                                                     -------------    ---------------
         Total income                                                       4,990              5,129
                                                                     -------------    ---------------
Expenses:

     Interest                                                               1,465              1,606
     Depreciation and amortization                                            608              1,067
     Taxes and insurance                                                      403                420
     Management and administrative fees                                       290                305
     Repairs, maintenance and utilities                                     1,160              1,271
     General and administrative                                               766                765
                                                                     -------------    ---------------
         Total expenses                                                     4,692              5,434
                                                                     -------------    ---------------
Net Income (Loss)                                                    $        298     $         (305)
                                                                     =============    ===============
Net income (loss) allocated to
 Winthrop Residential Associates III                                 $         69     $         (393)
                                                                     =============    ===============
Net income allocated to other partners                               $        229     $           88
                                                                     =============    ===============



           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      YEAR ENDED DECEMBER 31, 2000 AND 1999
                      -------------------------------------

8.   TAXABLE INCOME
     ---------------

     The Partnership's taxable income differs from its net income for financial reporting purposes, as follows (in thousands):


                                                                           2000           1999
                                                                      ------------    ------------
     Net income for financial reporting purposes                      $       847     $    1,271

         Amortization of capitalized costs and costs in
         excess of the Partnership's initial basis in the net
         assets of the Local Limited Partnerships.                              -              4

         Differences in equity in Local Limited Partnership's
         income/loss for financial reporting and tax reporting
         purposes.                                                          2,108            387

         Income from Local Limited Partnership's Cash
         Distributions                                                       (792)        (1,348)
                                                                      ------------    ------------

     Taxable income                                                   $     2,163     $      314
                                                                      ============    ============



Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure.
------   -------------------------------------------------------------------


         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2000 or 1999 audits of the Partnership's financial statements.

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act.
------      -------------------------------------------------------------

         The Partnership has no officers or directors. Two Winthrop Properties, Inc., the managing partner of the Partnership (the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2001, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:


                                  Position Held with the                             Has Served as a Director
Name                              Managing General Partner                               or Officer Since
----                              ------------------------                           -------------------------
Michael L. Ashner                 Chief Executive Officer and Director                         1-96

Thomas C. Staples                 Chief Financial Officer                                      1-99

Peter Braverman                   Executive Vice President and Director                        1-96

Patrick J. Foye                   Vice President - Residential and Director                   10-98

Carolyn Tiffany                   Chief Operating Officer and Clerk                           10-95


         Michael L. Ashner, age 48, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 45, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 49, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Patrick J. Foye, age 43, has been Vice President-Residential and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of Apartment Investment and Management Company ("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

         Carolyn Tiffany, age 34, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management.
-------     --------------------------------------------------------------

         (a)  Security ownership of certain beneficial owners.
              -----------------------------------------------

         The General Partners own all the outstanding general partnership interests. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 15, 2001. Under the Partnership Agreement, the voting rights of the Limited Partners are limited.

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

         (b)  Security ownership of management.
              --------------------------------

         As of March 15, 2001, WFC Realty Co., Inc. owns 95 Units, which is less than 1%. None of the officers, directors or the general partner of the General Partners own any Units.

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

Item 12.    Certain Relationships and Related Transactions.
-------     ----------------------------------------------

         For the years ended December 31, 2000 and 1999, the Partnership allocated taxable income to the General Partners of $162,234 and $23,513, respectively. For each of the years ended December 31, 2000 and 1999, the Partnership paid or accrued cash distributions to the General Partners of $8,110.

Item 13.    Exhibits and Reports on Form 8-K.
-------     --------------------------------

(a)      Exhibits:

         The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized as of this 6th day of April, 2001.

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


Signature/Name                         Title                                             Date
--------------                         -----                                             ----
/s/ Michael Ashner                     Chief Executive Officer and Director              April 6, 2001
------------------
Michael Ashner

/s/ Thomas Staples                     Chief Financial Officer                           April 6, 2001
------------------
Thomas Staples

/s/ Peter Braverman                    Executive Vice President and Director             April 6, 2001
-------------------
Peter Braverman


                                INDEX TO EXHIBITS


Exhibit
Number            Title of Document                                               Page
-------           -----------------                                               ----
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

10C.     Services Agreement, dated December 16, 1997, by and between First
         Winthrop Corporation, Winthrop Financial Co., Inc., WFC Realty Co.,
         Inc., WFC Realty Saugus, Inc., Winthrop Properties, Inc., Winthrop
         Metro Equities Corporation, Winthrop Lisbon Realty, Inc. and Northwood
         Realty Co., Inc. and Coordinated Services of Valdosta, LLC
         (incorporated by reference to the Registrant's Annual Report on Form
         10KSB for the year ended December 31, 1998.

99.      Supplementary Information required pursuant to Section 9.4 of the         36
         Partnership Agreement.