Form 10QSB
period 2001-03-31
WINTHROP RESIDENTIAL ASSOCIATES III
filed 2001-05-15
CIK 711418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                       Maryland                                                 04-2782016
  ----------------------------------------------------         ---------------------------------------------
            (State or other jurisdiction of                        (I.R.S. Employer Identification No.)
               incorporation or organization)

         Five Cambridge Center, Cambridge, MA                                   02142-1493
  ----------------------------------------------------         ---------------------------------------------
        (Address of principal executive office)                                 (Zip Code)

         Registrant's telephone number, including area code     (617) 234-3000


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____












                                     1 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

                                                                                    MARCH 31, 2001             DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                     (UNAUDITED)                   2000
                                                                               -------------------------   ----------------------


Assets

Cash and cash equivalents                                                      $                  3,118    $               3,052
Other assets                                                                                        100                       98
Real estate (net of accumulated depreciation
      of $3,343 in 2001 and $3,293 in 2000)                                                       1,927                    1,977
                                                                               -------------------------   ----------------------

      Total Assets                                                             $                  5,145    $               5,127
                                                                               =========================   ======================

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                                           $                    92     $                110
Distributions payable                                                                               108                       81
Mortgage payable                                                                                  2,396                    2,413
Accrued interest - subordinated loan payable                                                         90                       87
Subordinated loan payable                                                                           133                      133
                                                                               -------------------------   ----------------------

      Total Liabilities                                                                           2,819                    2,824
                                                                               -------------------------   ----------------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,005 units authorized,
   issued and outstanding                                                                         3,494                    3,473
General Partners' deficit                                                                        (1,168)                  (1,170)
                                                                               -------------------------   ----------------------

         Total Partners' Capital                                                                  2,326                    2,303
                                                                               -------------------------   ----------------------

         Total Liabilities and Partners' Capital                                $                 5,145     $              5,127
                                                                               =========================   ======================










                 See notes to consolidated financial statements.



                                     2 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001



CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                              FOR THE THREE MONTHS ENDED
                                                                                             MARCH 31,            MARCH 31,
                                                                                              2001                  2000
                                                                                       --------------------  --------------------

Income:

    Rental income                                                                       $              303    $              289
    Income from Local Limited Partnership cash distributions                                             -                    87
    Interest                                                                                            32                    28
    Other                                                                                               11                     9
                                                                                       --------------------  --------------------

      Total income                                                                                     346                   413
                                                                                       --------------------  --------------------

Expenses:

    Operating                                                                                          180                   164
    Interest                                                                                            48                    50
    Depreciation                                                                                        50                    47
    General and administrative                                                                          18                    20
                                                                                       --------------------  --------------------

      Total expenses                                                                                   296                   281
                                                                                       --------------------  --------------------

Net income                                                                              $               50    $              132
                                                                                       ====================  ====================

Net income allocated to General Partners                                                $                4    $               10
                                                                                       ====================  ====================

Net income allocated to Limited Partners                                                $               46    $              122
                                                                                       ====================  ====================

Net income per Unit of Limited Partnership Interest                                     $             1.84    $             4.88
                                                                                       ====================  ====================

Distributions per Unit of Limited Partnership Interest                                  $             1.00    $             1.00
                                                                                       ====================  ====================







                 See notes to consolidated financial statements.

                                     3 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001



CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)                    UNITS OF
                                                   LIMITED             GENERAL                LIMITED              TOTAL
                                                 PARTNERSHIP          PARTNERS'              PARTNERS'           PARTNERS'
                                                  INTEREST             DEFICIT                  CAPITAL           CAPITAL
                                              ------------------  -------------------  -------------------   -------------------


Balance - January 1, 2001                                25,005   $           (1,170)  $            3,473    $            2,303

    Net income                                                                     4                   46                    50
    Distributions                                                                 (2)                 (25)                  (27)
                                              ------------------  -------------------  -------------------   -------------------

Balance - March 31, 2001                                 25,005   $           (1,168)  $            3,494    $            2,326
                                              ==================  ===================  ===================   ===================



























                 See notes to consolidated financial statements.

                                     4 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                      MARCH 31,                  MARCH 31,
(In Thousands)                                                                           2001                      2000
                                                                               -------------------------   ----------------------

Cash Flows from Operating Activities:

Net income                                                                     $                     50    $                 132
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                                                                   50                       47
      Income from Local Limited Partnership cash distribution                                         -                      (87)

      Changes in assets and liabilities:
         Increase in other assets                                                                    (2)                     (16)
         (Decrease) increase in accounts payable
          and accrued expenses                                                                      (18)                       8
         Increase in accrued interest payable on subordinated loan                                    3                        4
                                                                               -------------------------   ----------------------

      Net cash provided by operating activities                                                      83                       88
                                                                               -------------------------   ----------------------

Cash Flows From Investing Activities:

Distributions received from Local Limited Partnerships                                                -                       87
                                                                               -------------------------      -------------------

      Cash provided by investing activities                                                           -                       87
                                                                               -------------------------      -------------------

Cash Flows From Financing Activities:

      Mortgage principal payments                                                                   (17)                     (15)
      Distributions to partners                                                                       -                     (502)
                                                                               -------------------------   ----------------------

      Net cash used in financing activities                                                         (17)                    (517)
                                                                               -------------------------   ----------------------

Net increase (decrease) in cash and cash equivalents                                                 66                     (342)

Cash and cash equivalents, beginning of period                                                    3,052                    2,683
                                                                               -------------------------   ----------------------

Cash and cash equivalents, end of period                                       $                  3,118    $               2,341
                                                                               =========================   ======================

Supplemental Disclosure of Cash Flow Information

      Interest paid in cash                                                    $                     45    $                  46
                                                                               =========================   ======================

Supplemental Disclosure of Non-Cash
      Investing Activities

      Accrued distributions to partners                                        $                     27    $                  27
                                                                               =========================   ======================





                 See notes to consolidated financial statements.

                                     5 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.           GENERAL

             The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

             The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2000 was derived from audited financial statements at such date.

             The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2.           CONSOLIDATION

             The accompanying financial statements have been prepared on a consolidated basis, including the accounts of Clear Creek Ltd. ("Clear Creek"). All significant intercompany transactions and balances have been eliminated.


























                                     6 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001


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

           Liquidity and Capital Resources

           As of March 31, 2001, the Partnership retained an equity interest in five Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in Clear Creek Ltd. ("Clear Creek"), a partnership in which an affiliate of the Partnership's general partner is the sole general partner. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses of Clear Creek, general and administrative expenses and to make capital contributions and/or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest.

           To date, all cash requirements have been satisfied by interest income earned on short-term investments, rental income from Clear Creek and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of March 31, 2001, the Partnership had cash and cash equivalents of $3,118,000, as compared to $3,052,000 at December 31, 2000. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. The Partnership did not fund any operating deficits to Local Limited Partnerships in 2001 and 2000.

           The level of liquidity based on cash and cash equivalents experienced a $66,000 increase at March 31, 2001 as compared to December 31, 2000. The Partnership's $83,000 of net cash provided by operating activities was partially offset by $17,000 of mortgage principal payments (financing activities).









                                     7 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

           Liquidity and Capital Resources (Continued)

           For the three months ended March 31, 2001, the Partnership accrued distributions aggregating $25,000 ($1.00 per Unit) to its limited partners and $2,000 to the general partners.

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

           Results of Operations

           Net income decreased by $82,000 for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000. The decrease is due to a decrease in income of $67,000 and an increase in expenses of $15,000. The decrease in income is due to a decrease in income from Local Limited Partnerships of $87,000, which was partially offset by an increase rental income of $14,000. The increase in expenses is primarily due to an increase in operating expenses of $16,000. All other items of income and expense remained relatively constant.

           Recently Issued Accounting Standards

           The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement was effective for fiscal years beginning after June 15, 2000. There was no effect from this Statement on the Partnership's financial statements.

           Quantitative and Qualitative Disclosures of Market Risk

           The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage note payable at March 31, 2001 is at a fixed rate of interest.








                                     8 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001



PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits:

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period ended March 31, 2001.


































                                     9 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001


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


                              WINTHROP RESIDENTIAL ASSOCIATES III,
                              A LIMITED PARTNERSHIP


                              BY:    TWO WINTHROP PROPERTIES, INC.
                                     Managing General Partner



                              BY:    /s/ Michael L. Ashner
                                     --------------------------------
                                     Michael L. Ashner
                                     Chief Executive Officer



                              BY:    /s/ Thomas Staples
                                     --------------------------------
                                     Thomas Staples
                                     Chief Financial Officer

                                     Dated:     May 14, 2001





















                                    10 of 12

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001



Exhibit Index


         Exhibit                                                   Page No.
         -------                                                   --------

99.      Supplementary  Information  Required  Pursuant  to           12
         Section 9.4 of the Partnership Agreement.








































                                    11 of 12

                                                                      EXHIBIT 99

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001



Supplementary information required pursuant to section 9.4 of the partnership agreement:

1. Statement of Cash Available for Distribution for the three months ended March 31, 2001:

             Net Income                                                             $      50,000
             Add:     Depreciation                                                         50,000
             Less:    Cash to reserves                                                    (73,000)
                                                                                    --------------
             Cash Available for Distribution                                        $      27,000
                                                                                    =============
             Distributions allocated to General Partners                            $       2,000
                                                                                    =============
             Distributions allocated to Limited Partners                            $      25,000
                                                                                    =============


2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended March 31, 2001:


                Entity Receiving                                      Form of
                  Compensation                                     Compensation                              Amount
         General Partners                       Interest in Cash Available for Distribution              $       2,000

         WFC Realty Co., Inc.
         (Initial Limited Partner)              Interest in Cash Available for Distribution              $           5





















                                    12 of 12