Form 10QSB
period 2001-06-30
WINTHROP RESIDENTIAL ASSOCIATES III
filed 2001-08-13
CIK 711418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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
        (Exact name of small business issuer as specified in its charter)

                     Maryland                         04-2782016
         -----------------------------------    -----------------------
          (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)        Identification No.)


                7 Bulfinch Place,
               Suite 500, Boston, MA                  02114-9507
         -----------------------------------    -----------------------
                (Address of principal                  (Zip Code)
                  executive office)

          Registrant's telephone number,
          including area code                  (617)-570-4600
                                           ------------------------

           Five Cambridge Center, 9th Floor, Cambridge, MA 02142-1493
          ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

                                     1 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2001
                            -------------------------
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

                                                   JUNE 30, 2001             DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                    (UNAUDITED)                  2000
                                                ---------------------    ---------------------
Assets
------

Cash and cash equivalents                       $              3,296     $              3,052
Other assets                                                     158                       98
Real estate (net of accumulated depreciation
      of $3,393 in 2001 and $3,293 in 2000)                    1,877                    1,977
                                                ---------------------    --------------------

      Total Assets                              $              5,331     $              5,127
                                                =====================    =====================

Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accounts payable and accrued expenses           $                120     $                110
Distributions payable                                             54                       81
Mortgage payable                                               2,380                    2,413
Accrued interest - subordinated loan payable                      94                       87
Subordinated loan payable                                        133                      133
                                                ---------------------    ---------------------

      Total Liabilities                                        2,781                    2,824
                                                ---------------------    ---------------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit;
   25,005 units authorized,
   issued and outstanding                                      3,701                    3,473
General Partners' deficit                                     (1,151)                  (1,170)
                                                ---------------------    ---------------------

         Total Partners' Capital                               2,550                    2,303
                                                ---------------------    ---------------------

         Total Liabilities                      $              5,331     $              5,127
         and Partners' Capital                  =====================    =====================


                 See notes to consolidated financial statements.

                                     2 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2001
                            -------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                    FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                    JUNE 30,           JUNE 30,              JUNE 30,            JUNE 30,
                                                    2001                 2000                 2001                 2000
                                              ------------------   ------------------  -------------------  -------------------

Income:

    Rental income                             $             287    $             293    $             590    $             582
    Income from Local Limited
      Partnership cash distributions                        355                  489                  355                  576
    Interest                                                 31                   31                   63                   59
    Other                                                    14                   13                   25                   22
                                              ------------------   ------------------  -------------------  -------------------

      Total income                                          687                  826                1,033                1,239
                                              ------------------   ------------------  -------------------  -------------------

Expenses:

    Operating                                               226                  190                  406                  354
    Interest                                                 49                   49                   97                   99
    Depreciation                                             50                   47                  100                   94
    General and administrative                               30                   28                   48                   48
                                              ------------------   ------------------  -------------------  -------------------

      Total expenses                                        355                  314                  651                  595
                                              ------------------   ------------------  -------------------  -------------------

Net income                                    $             332    $             512    $             382    $             644
                                              ==================   ==================  ===================  ===================

Net income allocated to General Partners      $              25    $              38    $              29    $              48
                                              ==================   ==================  ===================  ===================

Net income allocated to Limited Partners      $             307    $             474    $             353    $             596
                                              ==================   ==================  ===================  ===================

Net income per Unit of Limited
 Partnership Interest                         $           12.28    $           18.96    $           14.12    $           23.84
                                              ==================   ==================  ===================  ===================

Distributions per Unit of Limited
 Partnership Interest                         $            4.00    $            1.00    $            5.00    $            2.00
                                              ==================   ==================  ===================  ===================





                 See notes to consolidated financial statements.

                                     3 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2001
                            -------------------------

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                         UNITS OF
                                          LIMITED              LIMITED                GENERAL                 TOTAL
                                        PARTNERSHIP           PARTNERS'              PARTNERS'              PARTNERS'
                                         INTEREST              CAPITAL                DEFICIT                CAPITAL
                                     ------------------   -------------------    -------------------   ---------------------
Balance - January 1, 2001                       25,005    $            3,473     $           (1,170)   $              2,303

    Net income                                                           353                     29                     382
    Distributions                                                       (125)                   (10)                   (135)
                                     ------------------   -------------------    -------------------   ---------------------

Balance - June 30, 2001                         25,005    $            3,701     $           (1,151)   $              2,550
                                     ==================   ===================    ===================   =====================





















                 See notes to consolidated financial statements.

                                     4 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2001
                            -------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              FOR THE SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,

(In Thousands)                                                              2001                     2000
                                                                    ---------------------    ---------------------
Cash Flows from Operating Activities:

Net income                                                          $                382     $                644
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                                                   100                       94
      Income from Local Limited Partnership cash distributions                      (355)                    (576)

      Changes in assets and liabilities:
         Increase in other assets                                                    (60)                     (88)
         Increase in accounts payable
           and accrued expenses                                                       10                       12
         Increase in accrued interest payable on
           subordinated loan                                                           7                        7
                                                                    ---------------------    ---------------------

      Net cash provided by operating activities                                       84                       93
                                                                    ---------------------    ---------------------

Cash Flows From Investing Activities:

      Distributions received from Local Limited Partnerships                         355                      576
                                                                    ---------------------    ---------------------

      Cash provided by investing activities                                          355                      576
                                                                    ---------------------    ---------------------

Cash Flows From Financing Activities:

      Mortgage principal payments                                                    (33)                     (31)
      Distributions to partners                                                     (162)                    (529)
                                                                    ---------------------    ---------------------

      Cash used in financing activities                                             (195)                    (560)
                                                                    ---------------------    ---------------------

Net increase in cash and cash equivalents                                            244                      109

Cash and cash equivalents, beginning of period                                     3,052                    2,683
                                                                    ---------------------    ---------------------

Cash and cash equivalents, end of period                            $              3,296     $              2,792
                                                                    =====================    =====================

Supplemental Disclosure of Cash Flow Information:

      Interest paid in cash                                         $                 90     $                 92
                                                                    =====================    =====================

Supplemental Disclosure of Non-Cash
      Investing Activities

      Accrued distributions to partners                             $                 54     $                 27
                                                                    =====================    =====================

                 See notes to consolidated financial statements.

                                     5 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2001
                            -------------------------

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

             The results of operations for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2.           CONSOLIDATION

             The accompanying financial statements have been prepared on a consolidated basis, including the accounts of Clear Creek Ltd. ("Clear Creek"). All significant intercompany transactions and balances have been eliminated.

                                     6 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2001
                            -------------------------

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

           Liquidity and Capital Resources
           -------------------------------

           As of June 30, 2001, the Partnership retained an equity interest in five Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in Clear Creek Ltd. ("Clear Creek"), a partnership in which an affiliate of the Partnership's general partner is the sole general partner. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses of Clear Creek, general and administrative expenses and to make capital contributions and/or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest.

           To date, all cash requirements have been satisfied by interest income earned on short-term investments, rental income from Clear Creek and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of June 30, 2001, the Partnership had cash and cash equivalents of $3,296,000, as compared to $3,052,000 at December 31, 2000. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. The Partnership did not fund any operating deficits to Local Limited Partnerships in 2001 and 2000.

           The level of liquidity based on cash and cash equivalents experienced a $244,000 increase at June 30, 2001 as compared to December 31, 2000. The Partnership's $84,000 of net cash provided by operating activities and $355,000 of distributions received from Local Limited Partnerships (investing activities) was partially offset by $195,000 of cash used in financing activities. Cash used in financing activities included $33,000 of mortgage principal payments and $162,000 of distributions to partners.

                                     7 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2001
                            -------------------------

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
           ---------------------------------------------------------------------

           Liquidity and Capital Resources (Continued)
           -------------------------------------------

           At June 30, 2001, the Partnership accrued distributions aggregating $50,000 ($2.00 per Unit) to its limited partners and $4,000 to the general partners.

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

           Results of Operations
           ---------------------

           Net income decreased by $262,000 for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000. The decrease is due to a decrease in income of $206,000 and an increase in expenses of $56,000. The decrease in income is due to a decrease in income from Local Limited Partnership cash distributions of $221,000, which was partially offset by an increase in rental income of $8,000, interest income of $4,000 and other income of $3,000. The increase in expenses is primarily due to an increase in various operating expenses of $52,000 at Clear Creek. All other expenses remained relatively constant.

           Recently Issued Accounting Standards
           ------------------------------------

           The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards "SFAS" No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement was effective for fiscal years beginning after June 15, 2000. There was no effect from this Statement on the Partnership's financial statements.

           In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement will not affect the Partnership's financial statements.

           In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not affect the Partnership's financial statements.

                                     8 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2001
                            -------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED
         --------------------------------------------------------------------

         Quantitative and Qualitative Disclosures of Market Risk
         -------------------------------------------------------

         The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage note payable at June 30, 2001 is at a fixed rate of interest.

                                     9 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2001
                            -------------------------

PART II - OTHER INFORMATION
---------------------------

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
           ---------------------------------

             (a)  Exhibits:

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

             (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period ended June 30, 2001.

                                    10 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2001
                            -------------------------

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

                      WINTHROP RESIDENTIAL ASSOCIATES III,
                      ------------------------------------
                      A LIMITED PARTNERSHIP
                      ---------------------

                       BY:    TWO WINTHROP PROPERTIES, INC.
                              Managing General Partner

                       BY:    /s/ Michael L. Ashner
                              ------------------------------
                              Michael L. Ashner
                              Chief Executive Officer

                        BY:   /s/ Thomas C. Staples
                              ------------------------------
                              Thomas C. Staples
                              Chief Financial Officer

                              Dated:     August 10, 2001

                                    11 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2001
                            -------------------------
Exhibit Index

         Exhibit                                                   Page No.
         -------                                                   --------

99.      Supplementary  Information  Required Pursuant
         to Section 9.4 of the Partnership Agreement.                  13

                                    12 of 13