Form 10QSB
period 2001-09-30
WINTHROP RESIDENTIAL ASSOCIATES III
filed 2001-11-14
CIK 711418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 2-81033
                                               --------

           Winthrop Residential Associates III, A Limited Partnership (Exact name of small business issuer as specified in its charter)

                    Maryland                                                 04-2782016
---------------------------------------------------         ---------------------------------------------
         (State or other jurisdiction of                        (I.R.S. Employer Identification No.)
            incorporation or organization)


   7 Bulfinch Place, Suite 500, Boston, MA                                  02114-9507
--------------------------------------------------          ---------------------------------------------
   (Address of principal executive office)                                  (Zip Code)

        Registrant's telephone number, including area code  (617)-570-4600
                                                           ----------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                       ---     ---


                                     1 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2001

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS                                      SEPTEMBER 30,
                                                                    2001        DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                 (UNAUDITED)        2000
                                                                --------------  -----------
Assets

Cash and cash equivalents                                          $  3,634      $  3,052
Other assets                                                            168            98
Real estate (net of accumulated depreciation
      of $3,443 in 2001 and $3,293 in 2000)                           1,827         1,977
                                                                   --------      --------
      Total Assets                                                 $  5,629      $  5,127
                                                                   ========      ========
Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                              $    123      $    110
Other liabilities                                                       357            --
Distributions payable                                                    81            81
Mortgage payable                                                      2,363         2,413
Accrued interest - subordinated loan payable                             97            87
Subordinated loan payable                                               133           133
                                                                   --------      --------
      Total Liabilities                                               3,154         2,824
                                                                   --------      --------
Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,005 units authorized,
   issued and outstanding                                             3,632         3,473
General Partners' deficit                                            (1,157)       (1,170)
                                                                   --------      --------
         Total Partners' Capital                                      2,475         2,303
                                                                   --------      --------
         Total Liabilities and Partners' Capital                   $  5,629      $  5,127
                                                                   ========      ========


                 See notes to consolidated financial statements.

                                     2 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2001

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                                                   FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,    SEPTEMBER 30,      SEPTEMBER 30,    SEPTEMBER 30,
                                                                     2001             2000                2001            2000
                                                                 -------------    -------------      -------------    -------------
Income:
    Rental income                                                 $   248           $  298             $   838          $   880
    Income from Local Limited Partnership cash distributions           --               --                 355              576
    Interest                                                           33               30                  96               89
    Other                                                               7               14                  32               36
                                                                  -------           ------             -------          -------
      Total income                                                    288              342               1,321            1,581
                                                                  -------           ------             -------          -------
Expenses:

    Operating                                                         210              187                 616              541
    Interest                                                           48               49                 145              148
    Depreciation                                                       50               47                 150              141
    General and administrative                                         28               24                  76               72
                                                                  -------           ------             -------          -------
      Total expenses                                                  336              307                 987              902
                                                                  -------           ------             -------          -------
Net (loss) income                                                 $   (48)          $   35             $   334          $   679
                                                                  =======           ======             =======          =======
Net (loss) income allocated to General Partners                   $    (4)          $    3             $    25          $    51
                                                                  =======           ======             =======          =======
Net (loss) income allocated to Limited Partners                   $   (44)          $   32             $   309          $   628
                                                                  =======           ======             =======          =======
Net (loss) income per Unit of Limited Partnership Interest        $ (1.76)          $ 1.28             $ 12.36          $ 25.11
                                                                  =======           ======             =======          =======
Distributions per Unit of Limited Partnership Interest            $  1.00           $ 1.00             $  6.00          $  3.00
                                                                  =======           ======             =======          =======


                 See notes to consolidated financial statements.


                                    3 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2001


CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)


(IN THOUSANDS, EXCEPT UNIT DATA)          UNITS OF
                                          LIMITED           LIMITED           GENERAL                TOTAL
                                        PARTNERSHIP        PARTNERS'         PARTNERS'             PARTNERS'
                                          INTEREST          CAPITAL           DEFICIT               CAPITAL
                                        -----------        ---------         ----------           -----------
Balance - January 1, 2001                  25,005          $ 3,473            $ (1,170)             $ 2,303

    Net income                                                 309                  25                  334
    Distributions                                             (150)                (12)                (162)
                                           ------          -------            --------              -------

Balance - September 30, 2001               25,005          $ 3,632            $ (1,157)             $ 2,475
                                           ======          =======            ========              =======

                 See notes to consolidated financial statements.


                                     4 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2001

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30,          SEPTEMBER 30,
(IN THOUSANDS)                                                              2001                   2000
                                                                        -------------          -------------
Cash Flows from Operating Activities:

Net income                                                                $   334                $   679
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                                            150                    141
      Income from Local Limited Partnership cash distributions               (355)                  (576)

      Changes in assets and liabilities:
         Increase in other assets                                             (70)                   (31)
         Increase in accounts payable
            and accrued expenses                                               13                     23
         Increase in accrued interest payable on subordinated loan             10                     10
                                                                          -------                -------
      Net cash provided by operating activities                                82                    246
                                                                          -------                -------
Cash Flows From Investing Activities:

      Distributions received from Local Limited Partnerships                  355                    576
      Insurance proceeds received, net of expenses paid                       357                     --
      Property improvements                                                    --                   (109)
                                                                          -------                -------
      Net cash provided by investing activities                               712                    467
                                                                          -------                -------
Cash Flows From Financing Activities:

      Mortgage principal payments                                             (50)                   (46)
      Distributions to partners                                              (162)                  (529)
                                                                          -------                -------
      Cash used in financing activities                                      (212)                  (575)
                                                                          -------                -------
Net increase in cash and cash equivalents                                     582                    138

Cash and cash equivalents, beginning of period                              3,052                  2,683
                                                                          -------                -------
Cash and cash equivalents, end of period                                  $ 3,634                $ 2,821
                                                                          =======                =======
Supplemental Disclosure of Cash Flow Information

      Interest paid in cash                                               $   135                $   138
                                                                          =======                =======
Supplemental Disclosure of Non-Cash
      Financing Activities

      Accrued distributions to partners                                   $    81                $    54
                                                                          =======                =======

                See notes to consolidated financial statements.


                                     5 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2001

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

             The results of operations for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2.           CONSOLIDATION

             The accompanying financial statements have been prepared on a consolidated basis, including the accounts of Clear Creek Ltd. ("Clear Creek"). All significant intercompany transactions and balances have been eliminated.

3.           OTHER LIABILITIES - FLOOD DAMAGE

             During the third quarter, a flood occurred at the Partnership's Clear Creek property. The flood damaged approximately 100 units of the 200 unit complex. The insurance settlement is expected to be approximately $985,000, which is estimated to approximate the amount of costs to be incurred to repair the damaged units. As of September 30, 2001, Clear Creek had received insurance proceeds of approximately $777,000 and had paid expenses of approximately $420,000 related to the flood. Clear Creek is presently in the process of completing the repair work and anticipates that upon completion, residents will be able to re-occupy the damaged units. The excess of insurance proceeds received over expenses paid is included as other liabilities.


                                     6 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2001


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

           Liquidity and Capital Resources

           As of September 30, 2001, the Partnership retained an equity interest in five Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in Clear Creek Ltd. ("Clear Creek"), a partnership in which an affiliate of the Partnership's general partner is the sole general partner. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses of Clear Creek, general and administrative expenses and to make capital contributions and/or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest.

           To date, all cash requirements have been satisfied by interest income earned on short-term investments, rental income from Clear Creek and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of September 30, 2001, the Partnership had cash and cash equivalents of $3,634,000, as compared to $3,052,000 at December 31, 2000. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. The Partnership did not fund any operating deficits to Local Limited Partnerships in 2001 and 2000.

           The level of liquidity based on cash and cash equivalents experienced a $582,000 increase at September 30, 2001 as compared to December 31, 2000. The Partnership's $82,000 of net cash provided by operating activities and $712,000 of cash provided by investing activities was partially offset by $212,000 of cash used in financing activities. Cash provided by investing activities included $355,000 of distributions received from Local Limited Partnerships and $357,000 of insurance proceeds received, net of expenses paid. Cash used in financing activities included $50,000 of mortgage principal payments and $162,000 of distributions to partners.


                                     7 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2001

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

           Liquidity and Capital Resources (Continued)

           At September 30, 2001, the Partnership accrued distributions aggregating $75,000 ($3.00 per Unit) to its limited partners and $6,000 to the general partners.

           During the third quarter, a flood occurred at the Partnership's Clear Creek property. The flood damaged approximately 100 units of the 200 unit complex. The insurance settlement is expected to be approximately $985,000, which is estimated to approximate the amount of costs to be incurred to repair the damaged units. As of September 30, 2001, Clear Creek had received insurance proceeds of approximately $777,000 and had paid expenses of approximately $420,000 related to the flood. Clear Creek is presently in the process of completing the repair work and anticipates that upon completion, residents will be able to re-occupy the damaged units. The excess of insurance proceeds received over expenses paid is included as other liabilities.

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

           Results of Operations

           Net income decreased by $345,000 for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000. The decrease is due to a decrease in income of $260,000 and an increase in expenses of $85,000. The decrease in income is primarily due to a decrease in income from Local Limited Partnership cash distributions of $221,000 and a decrease in rental income of $42,000. The decrease in rental income is a result of the flood as described above. The increase in expenses is primarily due to an increase in various operating expenses of $75,000 at Clear Creek. All other expenses remained relatively constant.

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


                                     8 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2001

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

           Recently Issued Accounting Standards (continued)

           In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement will not effect the Partnership's financial statements.

           In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not effect the Partnership's financial statements.

           In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Partnership has not evaluated the effect of this statement, however, it is not expected that this statement will have a material effect on the Partnership's results of operations.

           Quantitative and Qualitative Disclosures of Market Risk

           The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage note payable at September 30, 2001 is at a fixed rate of interest.


                                     9 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2001


PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits:

                  99.  Supplementary Information Required Pursuant to
                       Section 9.4 of the Partnership Agreement.

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period ended September 30, 2001.


                                10 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2001

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


                                       WINTHROP RESIDENTIAL ASSOCIATES III,
                                       A LIMITED PARTNERSHIP


                                       BY: TWO WINTHROP PROPERTIES, INC.
                                           Managing General Partner



                                       BY: /s/ Michael L. Ashner
                                           ------------------------------------
                                           Michael L. Ashner
                                           Chief Executive Officer



                                       BY: /s/ Thomas C. Staples
                                           ------------------------------------
                                           Thomas C. Staples
                                           Chief Financial Officer

                                           Dated: November 14, 2001


                                    11 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2001



Exhibit Index


         Exhibit                                                        Page No.
         -------                                                        --------

99.      Supplementary  Information  Required  Pursuant  to
         Section 9.4 of the Partnership Agreement.                        13






                                    12 of 13