Form 10KSB
period 2001-12-31
WINTHROP RESIDENTIAL ASSOCIATES III
filed 2002-04-05
CIK 711418

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

For the year ended December 31, 2001          Commission  File Number  2-81033
                   -----------------                                   --------

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
      --------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

       Maryland                                                   04-2782016
-----------------------                                 --------------------
(State of Organization)                            (I.R.S. Employer I.D. No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts        02114
-----------------------------------------------------------------      -------
      (Address of principal executive offices)                      (Zip  Code)

Registrant's telephone number including area code:              (617) 570-4600
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $1,579,000.

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

Item 2.  Description of Properties.
------   -------------------------

         The following table sets forth certain information regarding the properties owned by the six Local Limited Partnerships in which the Partnership has retained an interest and which continue to own apartment properties as of March 15, 2002:

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

--------------------
(1) Represents the date on which the Partnership made its initial investment in the Local Limited Partnership

         The following table sets forth information relating to the first mortgage encumbering each of the Local Limited Partnership's properties:


                                                                                                        Principal
                           Principal Balance at                         Period                        Balance Due at
        Property           December 31, 2001       Interest Rate      Amortized      Maturity Date       Maturity
        --------           -----------------       -------------      ---------      -------------       --------
Clear Creek                            $2,346,000      7.5%           36 years         10/1/2018                  (1)
Village Square                        $10,382,000      7.64%          30 years          6/1/2011           $8,900,000
Dunhaven
 Apartments,
 Section 2,
 Phase 1                               $1,972,000      7.5%           36 years          2/1/2022                  (1)
The Groves
 Apartments
                                       $1,771,000      7.5%           36 years          2/1/2019                  (1)
Autumn Chase                           $2,943,000      7.5%           40 years         11/1/2024                  (1)
Maple Manor                            $1,789,000      7.08%          30 years          7/1/2008           $1,630,000

(1)  Loan is a self-amortizing loan.

         During the third quarter of 2001, a flood occurred at the Partnership's Clear Creek property. The flood damaged approximately 100 units of the 200 unit complex. The insurance settlement was $1,013,000, which approximated the amount of costs incurred to repair the damaged units. As of December 31, 2001, Clear Creek had received insurance proceeds of approximately $1,013,000 and had paid expenses of approximately $765,000 related to the flood with an additional $241,000 to be paid. Clear Creek has completed most of the repair work and residents have re-occupied the damaged units. The excess of insurance proceeds received over expenses paid is included in accounts payable and accrued expenses.

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

      The following chart provides comparative data for each property owned by the Local Limited Partnerships regarding occupancy rates and average market rental rates per apartment unit, for the last two years:

                                       Average Monthly        Average Monthly Rental
                                       Occupancy Rate             Rate per Unit
                                     ------------------      -----------------------
            Property                  2001         2000         2001         2000
            --------                  ----         ----         ----         ----
Clear Creek Landing (1)               82%           93%         $544         $536
Village Square                        97%           99%         $842         $711
Dunhaven Apartments,
  Section 2, Phase 1                  96%           95%         $670         $637
The Groves                            93%           93%         $438         $425
Autumn Chase                          98%           98%         $476         $473
Maple Manor                           88%           88%         $391         $414

(1) Occupancy rate is lower due to the flood damage that occurred to approximately 50% of the property's units.

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 2001 (in thousands):

                                      Gross                                                                Federal
                                     Carrying         Accumulated                                            Tax
            Property                  Value           Depreciation             Rate           Method        Basis
            --------                  -----           ------------             ----           ------        -----
Clear Creek Landing                   $5,299             $3,524              3-25 yrs.          S/L         $ 720
Village Square                       $10,362             $7,021             10-25 yrs.          S/L        $3,021
Dunhaven Apartments,
 Section 2, Phase 1                   $2,404             $1,768             5-33.3 yrs.        S/L,DD       $ 290
The Groves                            $3,579             $2,401             10-25 yrs.          S/L         $ 384
Autumn Chase                          $3,460             $2,338              7-30 yrs.          S/L         $ 220
Maple Manor                           $2,918             $1,965             10-25 yrs.          S/L         $ 152

Item 3.     Legal Proceedings.
-------     -----------------

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

                                     PART II
                                     -------

Item 5.    Market for the Registrant's Common Stock and Related Stockholders
------     -------------------------------------------------------------------
           Matters.
           -------------------------------------------------------------------

         The Partnership is a partnership and thus has no common stock. There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

         As of March 15, 2002, there were 2,054 holders of the 25,000 Units.

         The Partnership Agreement requires that if the Partnership has Cash Available for Distribution it be distributed quarterly to the Partners in specified proportions. The Partnership Agreement defines Cash Available for Distribution as Cash Flow less cash designated by the Managing General Partner to be held for restoration or creation of reserves. Cash Flow, in turn, is defined as cash derived from the Local Limited Partnerships (but excluding sale or refinancing proceeds) and all cash derived from Partnership operations, less cash used to pay operating expenses of the Partnership. During the years ended December 31, 2001 and 2000, the Partnership has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:


                                                  Amount of
        Distribution with                  Distribution Per Unit
            Respect to                   ------------------------
          Quarter Ended                   2001             2000
          -------------                   ----             ----
March 31                                 $1.00             $1.00
June 30                                  $4.00             $1.00
September 30                             $1.00             $1.00
December 31                              $1.00             $1.00

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

Liquidity and Capital Resources
-------------------------------

         As of December 31, 2001 the Partnership retained an equity interest in five Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in Clear Creek Ltd. ("Clear Creek"), a partnership in which an affiliate of the Partnership is the managing general partner. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses and mortgage note of Clear Creek, for general and administrative expenses and to make capital contributions and/or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest.

         To date, all cash requirements have been satisfied by interest income earned on short-term investments, rental income from Clear Creek and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of December 31, 2001, the Partnership had cash and cash equivalents of $2,902,000 as compared to $3,052,000 at December 31, 2000. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. The Partnership did not fund any operating deficits to Local Limited Partnerships in 2000. During 2001, the Partnership made investments in two Local Limited Partnerships which amounted to $511,000. The investments were for property improvements at these Local Limited Partnerships. The investments were made in Savannah River Associates Limited Partnership in the amount of $218,000 and in Fayetteville Apartments Limited Partnership in the amount of $293,000.

         The level of liquidity based on cash and cash equivalents experienced a $150,000 decrease at December 31, 2001, as compared to December 31, 2000. The Partnership's $264,000 of net cash provided by operating activities was more than offset by $185,000 of net cash used in investing activities and $229,000 of cash used in financing activities. Cash provided by investing activities consisted of $355,000 of distributions received from Local Limited Partnerships which was more than offset by $511,000 of investments made in two Local Limited Partnerships and $29,000 of property improvements. Cash used in financing activities consisted of $162,000 of distributions to partners and $67,000 of mortgage principal payments. For the year ended December 31, 2001, Partnership distributions, paid or accrued, aggregated $175,000 ($7.00 per Unit) to its limited partners and $14,000 to the general partners.

         During the third quarter of 2001, a flood occurred at the Partnership's Clear Creek property. The flood damaged approximately 100 units of the 200 unit complex. The insurance settlement was $1,013,000, which approximated the amount of costs incurred to repair the damaged units. As of December 31, 2001, Clear Creek had received the insurance proceeds of $1,013,000 and had paid expenses of approximately $765,000 related to the flood, with another $241,000 to be paid. Clear Creek has completed most of the repair work and residents were able to re-occupy the damaged units. The excess of insurance proceeds received over expenses paid is included accounts payable and accrued expenses.

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

Results of Operations
---------------------

         The Partnership's net income for the year ended December 31, 2001 was $142,000, as compared to net income of $847,000 for the year ended December 31, 2000. The decrease is due to a decrease in income of $568,000 and an increase in expenses of $137,000. The decrease in income is primarily due to a decrease of $437,000 of cash received from the Local Limited Partnerships and a decrease in rental income of $112,000. During the year ended December 31, 2001, the Local Limited Partnerships owning Village Square Apartments and Maple Manor Apartments distributed $335,000 and $20,000, respectively. During the year ended December 31, 2000, the Local Limited Partnerships owning Village Square Apartments, Maple Manor Apartments and the Groves Apartments distributed $705,000, $48,000 and $39,000, respectively. The distribution from Village Square in 2000 included $400,000 of refinancing proceeds. The decrease in rental income is a result of the flood damage as described above. The increase in expenses is primarily due to an increase in operating expenses of $127,000 at Clear Creek. All other expenses remained relatively constant.

Recently Issued Accounting Standards
------------------------------------

         The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." These statements require companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. These statements were effective for fiscal years beginning after June 15, 2000. There was no effect from these statements on the Partnership's financial statements.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

Quantitative and Qualitative Disclosures of Market Risk
-------------------------------------------------------

         The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage note payable at December 31, 2001 is at a fixed rate of interest.

Item 7.       Financial Statements
              --------------------

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                     YEARS ENDED DECEMBER 31, 2001 and 2000
                     --------------------------------------

                                      INDEX
                                      -----


                                                                                                         Page
                                                                                                         ----
Independent Auditors' Report                                                                               12

Financial Statements:

Consolidated Balance Sheets as of December 31, 2001 and 2000                                               13

Consolidated Statements of Income for the Years Ended
     December 31, 2001 and 2000                                                                            14

Consolidated Statements of Partners' Capital for the Years Ended
     December 31, 2001 and 2000                                                                            15

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2001 and 2000                                                                            16

Notes to Consolidated Financial Statements                                                                 17

                          Independent Auditors' Report
                          ----------------------------

To the Partners
Winthrop Residential Associates III, A Limited Partnership

We have audited the accompanying consolidated balance sheets of Winthrop Residential Associates III, A Limited Partnership (a Maryland limited partnership) and its subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, partners' capital and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting and were written down to zero (see Note
1). Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winthrop Residential Associates III, A Limited Partnership, and its subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                              /s/ Imowitz Koenig & Co., LLP


New York, New York
March 1, 2002

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        (In Thousands, Except Unit Data)


                                                                                    DECEMBER 31,
                                                                         ------------------------------------
                                                                                2001                2000
                                                                         ----------------    ----------------
ASSETS
------

Cash and Cash Equivalents                                                $         2,902     $         3,052
Investments in Local Limited Partnerships                                            497                   -
Other Assets                                                                         108                  98
Real Estate, net                                                                   1,775               1,977
                                                                         ----------------    ----------------

      Total Assets                                                       $         5,282     $         5,127
                                                                         ================    ================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:

Accounts Payable and Accrued Expenses                                    $           339     $           110
Distributions Payable                                                                108                  81
Mortgage Payable                                                                   2,346               2,413
Accrued Interest - Subordinated Loan Payable                                         100                  87
Subordinated Loan Payable                                                            133                 133
                                                                         ----------------    ----------------

      Total Liabilities                                                            3,026               2,824
                                                                         ----------------    ----------------

Partners' Capital:

Limited Partners -
      Units of Limited Partnership Interest,
      $1,000 stated value per unit; 25,005
      units authorized, issued and outstanding                                     3,429               3,473
General Partners' Deficit                                                         (1,173)             (1,170)
                                                                         ----------------    ----------------

      Total Partners' Capital                                                      2,256               2,303
                                                                         ----------------    ----------------

      Total Liabilities and Partners' Capital                            $         5,282     $         5,127
                                                                         ================    ================






                 See notes to consolidated financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                        (In Thousands, Except Unit Data)


                                                                              YEARS ENDED DECEMBER 31,
                                                                         ------------------------------------
                                                                                2001                2000
                                                                         ----------------    ----------------

Income:

Rental Income                                                            $         1,070     $         1,182
Income from Local Limited Partnerships'
  Cash Distributions                                                                 355                 792
Equity in Losses of Local Limited Partnerships                                       (14)                  -
Interest                                                                             120                 125
Other Income                                                                          48                  48
                                                                         ----------------    ----------------

      Total Income                                                                 1,579               2,147
                                                                         ----------------    ----------------

Expenses:

Operating                                                                            921                 794
Interest                                                                             192                 196
Depreciation                                                                         231                 220
General and Administrative                                                            93                  90
                                                                         ----------------    ----------------

      Total Expenses                                                               1,437               1,300
                                                                         ----------------    ----------------

Net Income                                                               $           142     $           847
                                                                         ================    ================

Net Income Allocated to General Partners                                 $            11     $            64
                                                                         ================    ================

Net Income Allocated to Limited Partners                                 $           131     $           783
                                                                         ================    ================

Net Income per Unit of Limited Partnership Interest                      $          5.24     $         31.31
                                                                         ================    ================

Distributions per Unit of Limited Partnership Interest                   $          7.00     $          4.00
                                                                         ================    ================





                 See notes to consolidated financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                  --------------------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------
                        (In Thousands, Except Unit Data)


                                              Units of
                                               Limited         General          Limited          Total
                                             Partnership      Partners'        Partners'       Partners'
                                              Interest         Deficit          Capital         Capital
                                            --------------  ---------------  --------------  ---------------
Balance - January 1, 2000                          25,005   $       (1,226)  $       2,790   $        1,564

     Net Income                                                         64             783              847

     Distributions                                                      (8)           (100)            (108)
                                            --------------  ---------------  --------------  ---------------

Balance - December 31, 2000                        25,005           (1,170)          3,473            2,303

     Net Income                                                         11             131              142

     Distributions                                                     (14)           (175)            (189)
                                            --------------  ---------------  --------------  ---------------

Balance - December 31, 2001                        25,005   $       (1,173)  $       3,429   $        2,256
                                            ==============  ===============  ==============  ===============






                 See notes to consolidated financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                        (In Thousands, Except Unit Data)

                                                                              YEARS ENDED DECEMBER 31,
                                                                         ------------------------------------
                                                                               2001                2000
                                                                         ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $           142     $           847
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                                   231                 220
      Income from Local Limited Partnerships' cash distributions                    (355)               (792)
      Equity in losses of Local Limited Partnerships                                  14                   -
Changes in assets and liabilities:
      Increase in other assets                                                       (10)                 (7)
      (Decrease) increase in accounts payable and
         accrued expenses                                                            229                  28
      Increase in accrued interest payable on subordinated loan                       13                  14
                                                                         ----------------    ----------------

Net cash provided by operating activities                                            264                 310
                                                                         ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Distributions received from Local Limited Partnerships                         355                 792
      Property improvements                                                          (29)               (142)
      Investments in Local Limited Partnerships                                     (511)                  -
                                                                         ----------------    ----------------

      Net cash (used in) provided by investing activities                           (185)                650
                                                                         ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Mortgage principal payments                                                    (67)                (62)
      Distributions to partners                                                     (162)               (529)
                                                                         ----------------    ----------------

Cash used in financing activities                                                   (229)               (591)
                                                                         ----------------    ----------------

Net (decrease) increase in Cash and Cash Equivalents                                (150)                369

Cash and Cash Equivalents, Beginning of Year                                       3,052               2,683
                                                                         ----------------    ----------------

Cash and Cash Equivalents, End of Year                                   $         2,902     $         3,052
                                                                         ================    ================

Supplemental Disclosure of Cash Flow Information

      Cash paid for interest                                             $           179     $           184
                                                                         ================    ================

Supplemental Disclosure of Non-Cash Financing Activities

      Accrued distributions to partners                                  $           108     $            81
                                                                         ================    ================


                 See notes to consolidated financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------

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

The Partnership was capitalized with $25,000,000 of contributions representing 25,000 investor limited partnership units. The offering closed in July, 1983. The general partners and the initial limited partner (5 units) contributed $8,000. At December 31, 2001 and 2000, there were 25,005 limited partnership units issued and outstanding.

Consolidation
-------------

The consolidated financial statements include all of the accounts of the Partnership and Clear Creek. All significant intercompany transactions and balances have been eliminated. Losses of Clear Creek have not been allocated to its minority interests since there is no obligation on the part of the minority partners to fund such losses.

Real Estate
-----------

Real estate is stated at cost, adjusted for depreciation and impairment of value. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------
                                   (Continued)


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

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Such estimates that are particularly susceptible to change relate to the Partnership's estimate of the fair value of real estate. Actual results could differ from those estimates.

Investments in Local Limited Partnerships
-----------------------------------------

The Partnership accounts for its investment in each Local Limited Partnership using the equity method. Under the equity method of accounting, the investment cost is subsequently adjusted by the Partnership's share of the Local Limited Partnership's results of operations and by distributions received. Costs relating to the acquisition and selection of the investment in the Local Limited Partnerships are capitalized to the investment account and amortized over the life of the investment. Equity in loss of Local Limited Partnerships and amortization of investment costs are not recognized to the extent that the investment balance would become negative since the Partnership is not obligated to advance funds to the Local Limited Partnerships.

Depreciation
------------

Depreciation is computed by the straight-line method over an estimated useful life of 25 years for buildings and improvements and 3 to 5 years for furnishings.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------
                                   (Continued)



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

Recently Issued Accounting Standards
------------------------------------

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." These statements require companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. These statements were effective for fiscal years beginning after June 15, 2000. There was no effect from these statements on the Partnership's financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------
                                   (Continued)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -----------------------------------------------------------------------

Recently Issued Accounting Standards (Continued)
-----------------------------------------------

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. The Partnership does not expect that this statement will have a material affect on the Partnership's financial statements.

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

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------
                                   (Continued)


3.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

Two Winthrop Properties, Inc. (the "Managing General Partner") is a wholly owned subsidiary of First Winthrop Corporation ("First Winthrop"), which in turn is controlled by Winthrop Financial Associates, A Limited Partnership. A subsidiary of First Winthrop is one of the general partners in a Local Limited Partnership.

The Managing General Partner and certain of its affiliates have a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services provides asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the partnership's agreement to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, the Managing General Partner and its affiliates assigned to Coordinated Services all of their rights to receive fees from the Partnership, as provided in the partnership agreement. Coordinated Services, which is a related party for financial reporting purposes only, is affiliated with the general partner and managing agent of certain Local Limited Partnerships, in which the Partnership has invested. For the years ended December 31, 2001 and 2000, respectively, affiliates of Coordinated Services received $712,000 and $340,000 in fees and expense reimbursements for managing these Local Limited Partnerships. Included in the amount received for 2001, are $327,000 for property improvements made at the Savannah River Associates and Fayetteville Apartments Local Limited Partnerships.

Coordinated Services was entitled to receive 25% or approximately $14,000 for 2001 and $15,000 for 2000 of the Clear Creek management fee for supervisory services. The managing agent for Clear Creek is also a limited partner of Clear Creek.

Clear Creek contracted out the repair work on apartment units damaged by a flood (see Note 10) to a company owned by a limited partner of Clear Creek. As of December 31, 2001, Clear Creek had paid a total of $765,000 to this company, with another $241,000 included in accounts payable. Clear Creek received $1,013,000 of insurance settlement proceeds in 2001 related to the flood damage.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------
                                   (Continued)

4.   MORTGAGE PAYABLE
     ----------------

The mortgage that is secured by the property owned by Clear Creek bears interest at 7.5% per annum, requires monthly payments of approximately $20,000 and matures in October 2018.

Principal payments on the mortgage note are due as follows:

                           2002                     $          72,000
                           2003                                78,000
                           2004                                84,000
                           2005                                90,000
                           2006                                97,000
                           Thereafter                       1,925,000
                                                    ------------------
                                                    $       2,346,000
                                                    ==================

The estimated fair value of the Partnership's debt approximates its carrying amount.

5.   SUBORDINATED LOAN PAYABLE
     -------------------------

The subordinated loan, in the amount of $133,000, is due to the former general partner of Clear Creek who also manages the property. The subordinated loan accrues interest at 10% and is due upon sale of the property.

6.   REAL ESTATE
     -----------

Real estate is comprised of the following:

                                                                                  December 31,
                                                                    -----------------------------------------
                                                                           2001                  2000
                                                                    -------------------   -------------------
               Land                                                 $          500,000    $          500,000
               Buildings, improvements and
                  furnishings                                                4,799,000             4,770,000
                                                                    -------------------   -------------------
                                                                             5,299,000             5,270,000
               Accumulated Depreciation                                     (3,524,000)           (3,293,000)
                                                                    --------------------- -------------------
                                                                    $        1,775,000    $        1,977,000
                                                                    ===================   ===================

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------
                                   (Continued)


7.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
     -----------------------------------------

As of December 31, 2001, the Partnership has limited partnership equity interests in five Local Limited Partnerships each owning one apartment complex. Such interests are summarized as follows:

                               Local Limited Partnership                                        Percentage Ownership
-----------------------------------------------------------------------------------------    ---------------------------
Village Square Associates Limited Partnership                                                            50
Walther Limited Partnership (Dunhaven Apartments Phase I)                                                95
Savannah River Associates Limited Partnership (The Grove Apartments)                                     50
Autumn Chase, Ltd.                                                                                       99
Fayetteville Apartments Limited Partnership (Maple Manor Apartments)                                     50


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

The above Local Limited Partnerships have outstanding mortgages, as of December 31, 2001, totaling $18,857,000 secured by the Local Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

During 2000, the Partnership made no additional investments in the Local Limited Partnerships. During 2001, the Partnership made investments to two Local Limited Partnerships which amounted to $511,000. The investments were for property improvements made at these Local Limited Partnerships. The investments were made in Savannah River Associates Limited Partnership in the amount of $218,000 and in Fayetteville Apartments Limited Partnership in the amount of $293,000. The Local Limited Partnerships have accounted for these investments as loans payable. The loans accrue interest at 5.5% per annum. Annual payments of interest only are payable no later than March 31st of each year for the previous year. Principal plus unpaid accrued interest is payable upon receipt of any proceeds from a refinance, or upon the sale of the property, whichever occurs first.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------
                                   (Continued)


7.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)
     -----------------------------------------------------

The combined balance sheets of the Local Limited Partnerships are as follows (in thousands):

                                                                                  December 31,
                                                                   ------------------------------------------
                                                                          2001                     2000
                                                                   -------------------       ----------------
ASSETS

Real estate, at cost:
  Land                                                             $          1,063          $        1,063
  Buildings, net of accumulated depreciation of
  $15,494 and $14,887 in 2001 and 2000, respectively                          6,165                   6,365
  Cash and cash equivalents                                                   1,320                   1,113
  Other assets, net of accumulated amortization of
  $221 and $191 in 2001 and 2000, respectively                                  963                     957
                                                                 -------------------       -----------------

  Total Assets                                                    $           9,511         $         9,498
                                                                 ===================       =================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Notes payable                                                   $             410         $           404
  Loans payable                                                                 533                      22
  Mortgage notes payable                                                     18,857                  19,108
  Accounts payable and accrued expenses                                         489                     377
                                                                 -------------------       -----------------

  Total Liabilities                                                          20,289                  19,911
                                                                 -------------------       -----------------

Partners' Deficit:
  Winthrop Residential Associates III                                       (5,827)                 (5,561)
  Other partners                                                            (4,951)                 (4,852)
                                                                 -------------------       -----------------

  Total Deficit                                                            (10,778)                (10,413)
                                                                 -------------------       -----------------

Total Liabilities and Partners' Deficit                          $           9,511         $         9,498
                                                                 ===================       =================

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------
                                   (Continued)



7.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)
     -----------------------------------------------------

The combined statements of operations of the Local Limited Partnerships are as follows (in thousands):

                                                                                 YEARS ENDED DECEMBER 31,
                                                                     -------------------------------------------------

                                                                              2000                       1999
                                                                     --------------------    -------------------------
Income:

     Rental income                                                   $             4,925     $                  4,668
     Other income                                                                    188                          322
                                                                     --------------------    -------------------------

         Total income                                                              5,113                        4,990
                                                                     --------------------    -------------------------

Expenses:

     Interest                                                                      1,444                        1,465
     Depreciation and amortization                                                   644                          608
     Taxes and insurance                                                             438                          403
     Management and administrative fees                                              349                          290
     Repairs, maintenance and utilities                                            1,185                        1,160
     General and administrative                                                      779                          766
                                                                     --------------------    -------------------------

         Total expenses                                                            4,839                        4,692
                                                                     --------------------    -------------------------

Net Income                                                           $               274     $                    298
                                                                     ====================    =========================

Net income allocated to
 Winthrop Residential Associates III                                 $                54     $                     69
                                                                     ====================    =========================

Net income allocated to other partners                               $               220     $                    229
                                                                     ====================    =========================

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------
                                   (Continued)





8.   TAXABLE INCOME
     --------------

The Partnership's taxable income differs from its net income for financial reporting purposes, as follows (in thousands):

                                                                                   2001                  2000
                                                                            -------------------   -------------------
     Net income for financial reporting purposes                            $              142    $              847

         Differences in equity in Local Limited Partnership's
         income/loss for financial reporting and tax reporting
         purposes.                                                                         705                 2,108

         Income from Local Limited Partnership's Cash
         distributions                                                                    (355)                 (792)
                                                                            --------------------  --------------------
     Taxable income
                                                                            $              492    $            2,163
                                                                            ===================   ===================

9.   INSURANCE SETTLEMENT -  FLOOD DAMAGE
     ------------------------------------

During the third quarter of 2001, a flood occurred at the Partnership's Clear Creek property. The flood damaged approximately 100 units of the 200 unit complex. The insurance settlement was $1,013,000, which approximated the amount of costs incurred to repair the damaged units. As of December 31, 2001, Clear Creek had received the insurance proceeds of $1,013,000 and had paid expenses of approximately $765,000 related to the flood, with another $241,000 to be paid. Clear Creek has completed most of the repair work and residents were able to re-occupy the damaged units. The excess of insurance proceeds received over expenses paid is included in accounts payable and accrued expenses.

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure.
------   -------------------------------------------------------------------


         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2001 or 2000 audits of the Partnership's financial statements.

                                                      PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
------            -------------------------------------------------------------
                  Compliance With Section 16(a) of the Exchange Act.
                  --------------------------------------------------

         The Partnership has no officers or directors. Two Winthrop Properties, Inc., the managing partner of the Partnership (the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2002, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:


                                  Position Held with the                             Has Served as a Director
Name                              Managing General Partner                               or Officer Since
----                              ------------------------                               ----------------
Michael L. Ashner                 Chief Executive Officer and Director                         1-96

Thomas C. Staples                 Chief Financial Officer                                      1-99

Peter Braverman                   Executive Vice President and Director                        1-96

Patrick J. Foye                   Vice President - Residential and Director                   10-98

Carolyn Tiffany                   Chief Operating Officer and Clerk                           10-95

         Michael L. Ashner, age 49, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships. Mr. Ashner currently serves as a director of Nexthealth Corp., Great Bay Hotel and Casino Inc., Burnham Pacific Properties, Inc. and NBTY, Inc.

         Thomas C. Staples, age 46, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 50, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries.

         Patrick J. Foye, age 44, has been Vice President-Residential and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President and a Director of Apartment Investment and Management Company ("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

         Carolyn Tiffany, age 35, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; and Fairfield Inn by Marriott Limited Partnership.

         In addition, each of the foregoing officers and directors other than Mr. Foye hold similar positions with Newkirk MLP Corp., GFB-AS Manager Corp. and AP-PCC III, L.P., entities that through one or more subsidiaries manage over 200 limited partnerships that hold title to real property including, commercial properties, residential properties and assisted living facilities.

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

         Mary T. Johnson is the Manager of Coordinated Services. Ms. Johnson is also Executive Vice President of Dewar Realty, Inc. and Dewar Properties, Inc. Ms. Johnson is a graduate of Valdosta State University and is a licensed Georgia Real Estate Broker. Ms. Johnson has over 20 years of experience in property management, asset management, investor services, and development of apartment and assisted living properties. Ms. Johnson is currently responsible for the asset management of over 150 investor partnerships and property management of over 50 apartment communities.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-------  --------------------------------------------------------------

         (a)  Security ownership of certain beneficial owners.
              -----------------------------------------------

         The General Partners own all the outstanding general partnership interests. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding

Units at March 15, 2002. Under the Partnership Agreement, the voting rights of the Limited Partners are limited.

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

         (b)  Security ownership of management.
              --------------------------------

         As of March 15, 2002, WFC Realty Co., Inc. owns 95 Units, which is less than 1%. None of the officers, directors or the general partner of the General Partners own any Units.

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

Item 12. Certain Relationships and Related Transactions.
-------  ----------------------------------------------

         For the years ended December 31, 2001 and 2000, the Partnership allocated taxable income to the General Partners of $37,000 and $162,000, respectively. For each of the years ended December 31, 2001 and 2000, the Partnership paid or accrued cash distributions to the General Partners of $14,000 and $8,000, respectively.

Item 13. Exhibits and Reports on Form 8-K.
-------  --------------------------------

(a)      Exhibits:

         The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized as of this 4th day of April, 2002.

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

Signature/Name                              Title                                             Date
--------------                              -----                                             ----
/s/ Michael Ashner                          Chief Executive Officer and Director              April 4, 2002
------------------
Michael Ashner

/s/ Thomas Staples                          Chief Financial Officer                           April 4, 2002
------------------
Thomas Staples

/s/ Peter Braverman                         Executive Vice President and Director             April 4, 2002
-------------------
Peter Braverman

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

99.      Supplementary Information required pursuant to Section 9.4 of the                      34
         Partnership Agreement.