Form 10QSB
period 2002-03-31
WINTHROP RESIDENTIAL ASSOCIATES III
filed 2002-05-15
CIK 711418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended March 31, 2002
                                                                --------------

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
        (Exact name of small business issuer as specified in its charter)

          Maryland                                    04-2782016
--------------------------------          ----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


7 Bulfinch Place, Suite 500, Boston, MA                 02114-9507
---------------------------------------         ---------------------------
(Address of principal executive office)                 (Zip Code)

 Registrant's telephone number, including area code      (617) 570-4600
                                                   ---------------------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____





                                     1 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------
                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
                                                                                    MARCH 31, 2002              DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                     (UNAUDITED)                    2001
                                                                               -------------------------    ----------------------
Assets
Cash and cash equivalents                                                      $                  2,806     $               2,902
Investments in Local Limited Partnerships                                                           490                       497
Other assets                                                                                        111                       108
Real estate (net of accumulated depreciation
      of $3,574 in 2002 and $3,524 in 2001)                                                       1,725                     1,775
                                                                               -------------------------    ----------------------

      Total Assets                                                             $                  5,132     $               5,282
                                                                               =========================    ======================

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                                            $                   85     $                 339
Distributions payable                                                                               135                       108
Mortgage payable                                                                                  2,328                     2,346
Accrued interest - subordinated loan payable                                                        103                       100
Subordinated loan payable                                                                           133                       133
                                                                               -------------------------    ----------------------

      Total Liabilities                                                                           2,784                     3,026
                                                                               -------------------------    ----------------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,005 units authorized,
   issued and outstanding                                                                         3,514                     3,429
General Partners' deficit                                                                        (1,166)                   (1,173)
                                                                               -------------------------    ----------------------

         Total Partners' Capital                                                                  2,348                     2,256
                                                                               -------------------------    ----------------------

         Total Liabilities and Partners' Capital                                 $                5,132     $               5,282
                                                                               =========================    ======================


                 See notes to consolidated financial statements.



                                     2 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------



CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                               FOR THE THREE MONTHS ENDED
                                                                                              MARCH 31,            MARCH 31,
                                                                                               2002                  2001
                                                                                        --------------------  --------------------
Income:

    Rental income                                                                        $              273    $              303
    Income from Local Limited Partnership cash distributions                                            125                     -
    Equity in income of Local Limited Partnerships                                                        5                     -
    Interest                                                                                             13                    32
    Other                                                                                                 9                    11
                                                                                        --------------------  --------------------

      Total income                                                                                      425                   346
                                                                                        --------------------  --------------------

Expenses:

    Operating                                                                                           185                   180
    Interest                                                                                             47                    48
    Depreciation                                                                                         50                    50
    General and administrative                                                                           24                    18
                                                                                        --------------------  --------------------

      Total expenses                                                                                    306                   296
                                                                                        --------------------  --------------------

Net income                                                                               $              119    $               50
                                                                                        ====================  ====================

Net income allocated to General Partners                                                 $                9    $                4
                                                                                        ====================  ====================

Net income allocated to Limited Partners                                                 $              110    $               46
                                                                                        ====================  ====================

Net income per Unit of Limited Partnership Interest                                      $             4.40    $             1.84
                                                                                        ====================  ====================

Distributions per Unit of Limited Partnership Interest                                   $             1.00    $             1.00
                                                                                        ====================  ====================



                 See notes to consolidated financial statements.



                                     3 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------


CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                  UNITS OF
                                                   LIMITED            GENERAL                LIMITED              TOTAL
                                                 PARTNERSHIP         PARTNERS'              PARTNERS'            PARTNERS'
                                                  INTEREST            DEFICIT                CAPITAL             CAPITAL
                                              ------------------ -------------------  -------------------  --------------------

Balance - January 1, 2002                                25,005  $           (1,173)  $            3,429   $             2,256

    Net income                                                -                   9                  110                   119
    Distributions                                             -                  (2)                 (25)                  (27)
                                              ------------------ -------------------  -------------------  --------------------

Balance - March 31, 2002                                 25,005  $           (1,166)  $            3,514   $             2,348
                                              ================== ===================  ===================  ====================





                 See notes to consolidated financial statements.


                                     4 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           FOR THE THREE MONTHS ENDED
                                                                                      MARCH 31,                   MARCH 31,
(IN THOUSANDS)                                                                           2002                       2001
                                                                               -------------------------    ----------------------
Cash Flows from Operating Activities:

Net income                                                                     $                    119     $                  50
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
      Depreciation                                                                                   50                        50
      Income from Local Limited Partnership cash distributions                                     (125)                        -
      Equity in income of Local Limited Partnerships                                                 (5)                        -
      Changes in assets and liabilities:
         Increase in other assets                                                                    (3)                       (2)
         Decrease in accounts payable and accrued expenses                                         (254)                      (18)
         Increase in accrued interest payable on subordinated loan                                    3                         3
                                                                               -------------------------    ----------------------

      Net cash (used in) provided by operating activities                                          (215)                       83
                                                                               -------------------------    ----------------------

Cash Flows From Investing Activities:

Distributions received from Local Limited Partnerships                                              137                         -
                                                                               -------------------------    ----------------------

      Cash provided by investing activities                                                         137                         -
                                                                               -------------------------    ----------------------

Cash Flows From Financing Activities:

      Mortgage principal payments                                                                   (18)                      (17)
                                                                               -------------------------    ----------------------

      Cash used in financing activities                                                             (18)                      (17)
                                                                               -------------------------    ----------------------

Net (decrease) increase in cash and cash equivalents                                                (96)                       66

Cash and cash equivalents, beginning of period                                                    2,902                     3,052
                                                                               -------------------------    ----------------------

Cash and cash equivalents, end of period                                       $                  2,806     $               3,118
                                                                               =========================    ======================

Supplemental Disclosure of Cash Flow Information

      Interest paid in cash                                                    $                     44     $                  45
                                                                               =========================    ======================

Supplemental Disclosure of Non-Cash
      Investing Activities

      Accrued distributions to partners                                        $                     27     $                  27
                                                                               =========================    ======================

                 See notes to consolidated financial statements.


                                     5 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.           GENERAL

             The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

             The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2001 was derived from audited financial statements at such date.

             The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

2.           CONSOLIDATION

             The accompanying financial statements have been prepared on a consolidated basis, including the accounts of Clear Creek Ltd. ("Clear Creek"). All significant intercompany transactions and balances have been eliminated.





                                     6 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------


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

           Liquidity and Capital Resources

           As of March 31, 2002, the Partnership retained an equity interest in five Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in Clear Creek Ltd. ("Clear Creek"), a partnership in which an affiliate of the Partnership's general partner is the managing general partner. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses and mortgage note of Clear Creek, for general and administrative expenses and to make capital contributions and/or loans to any of the Local Limited Partnerships which the managing general partner deems to be in the Partnership's best interest.

           To date, all cash requirements have been satisfied by interest income earned on short-term investments, rental income from Clear Creek and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of March 31, 2002, the Partnership had cash and cash equivalents of $2,806,000, as compared to $2,902,000 at December 31, 2001. The managing general partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. The Partnership did not fund any operating deficits to Local Limited Partnerships during the three months ended March 31, 2002.

           The level of liquidity based on cash and cash equivalents experienced a $96,000 decrease at March 31, 2002 as compared to December 31, 2001. The Partnership's $215,000 of net cash used in operating activities and $18,000 of mortgage principal payments (financing activities) was partially offset by $137,000 of distributions received from Local Limited Partnerships (investing activities). For the three months ended March 31, 2002, the Partnership accrued distributions aggregating $25,000 ($1.00 per unit) to its limited partners and $2,000 to the general partners. The Partnership's present policy is to accrue distributions on a quarterly basis and to pay them on an annual basis.



                                     7 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

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

           Results of Operations

           Net income increased by $69,000 for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. The increase is due to an increase in income of $79,000 which was partially offset by an increase in expenses of $10,000. The increase in income is primarily due to an increase in income from Local Limited Partnership cash distributions of $125,000, which was partially offset by decreases in rental income of $30,000 and interest income of $19,000. The decrease in rental income is due to a decline in occupancy at Clear Creek. The increase in expenses is primarily due to an increase in operating expenses of $5,000 and general and administrative expenses of $6,000. All other items of income and expense remained relatively constant.

           Recently Issued Accounting Standards

           In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement had no effect on the Partnership's financial statements.

           In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. This statement had no effect on the Partnership's financial statements.



                                     8 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

           Recently Issued Accounting Standards (Continued)

           In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt, an amendment of Accounting Principals Board Opinion ("APB") No. 30 "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. As a result, the criteria in APB 30 will be used to classify those gains and losses. FASB No. 64, "Extinguishments of Debts Made to Satisfy Sinking-Fund Requirements (an amendment of FASB No. 4)"is no longer necessary because FASB No. 4 has been rescinded. FASB No. 44, "Accounting for Intangible Assets of Motor Carriers" is no longer necessary since the transition to the Motor Carrier Act of 1980 has been completed. FASB No. 145 amends FASB No. 13, "Accounting for Leases" to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FASB No. 145 also makes technical corrections to existing pronouncements. While these corrections are not substantive in nature, in some instances, they may change accounting practice. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

           Quantitative and Qualitative Disclosures of Market Risk

           The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage note payable at March 31, 2002 is at a fixed rate of interest.



                                     9 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------


PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits:

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period ended March 31, 2002.



                                    10 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------


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


                                     WINTHROP RESIDENTIAL ASSOCIATES III,
                                     A LIMITED PARTNERSHIP


                                     BY:  TWO WINTHROP PROPERTIES, INC.
                                          Managing General Partner



                                     BY:  /s/ Michael L. Ashner
                                          -------------------------------------
                                          Michael L. Ashner
                                          Chief Executive Officer



                                     BY:  /s/ Thomas Staples
                                          --------------------------------------
                                          Thomas Staples
                                          Chief Financial Officer

                                          Dated:  May 14, 2002



                                    11 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------


Exhibit Index


         Exhibit                                                     Page No.
                                                                     --------

99.      Supplementary  Information  Required Pursuant
         to Section 9.4 of the Partnership Agreement.                   13







                                    12 of 13

                                                                      EXHIBIT 99
                                                                      ----------

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------


Supplementary information required pursuant to section 9.4 of the partnership agreement:

1. Statement of Cash Available for Distribution for the three months ended March 31, 2002:

             Net income                                                                         $     119,000
             Add:     Depreciation                                                                     50,000
                      Distributions received from Local Limited Partnerships, net                      12,000
             Less:    Equity in income of Local Limited Partnerships                                   (5,000)
                      Cash to reserves                                                               (149,000)
                                                                                                 ------------
             Cash available for distribution                                                    $      27,000
                                                                                                =============
             Distributions allocated to General Partners                                        $       2,000
                                                                                                =============
             Distributions allocated to Limited Partners                                        $      25,000
                                                                                                =============


2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended March 31, 2002:

 Entity Receiving                                    Form of
  Compensation                                     Compensation                              Amount
 ----------------                                  ------------                              ------
 General Partners                       Interest in Cash Available for Distribution       $   2,000

 WFC Realty Co., Inc.
 (Initial Limited Partner)              Interest in Cash Available for Distribution       $       5





                                    13 of 13