Form 10QSB
period 2002-06-30
WINTHROP RESIDENTIAL ASSOCIATES III
filed 2002-08-14
CIK 711418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

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
       (Exact name of small business issuer as specified in its charter)

       Maryland                                             04-2782016
-------------------------------                        ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

7 Bulfinch Place, Suite 500,  Boston, MA                     02114-9507
------------------------------------------             ---------------------
 (Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code     (617) 570-4600
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



                                     1 of 14

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

                                                           JUNE 30, 2002  DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                            (UNAUDITED)      2001
                                                            -----------     -------
Assets
------

Cash and cash equivalents                                     $ 2,851      $ 2,902
Investments in Local Limited Partnerships                         467          497
Other assets                                                      103          108
Real estate (net of accumulated depreciation
      of $3,624 in 2002 and $3,524 in 2001)                     1,675        1,775
                                                              -------      -------

      Total Assets                                            $ 5,096      $ 5,282
                                                              =======      =======

Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accounts payable and accrued expenses                         $    89      $   339
Distributions payable                                              54          108
Mortgage payable                                                2,310        2,346
Accrued interest - subordinated loan payable                      107          100
Subordinated loan payable                                         133          133
                                                              -------      -------

      Total Liabilities                                         2,693        3,026
                                                              -------      -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,005 units authorized,
   issued and outstanding                                       3,565        3,429
General Partners' deficit                                      (1,162)      (1,173)
                                                              -------      -------

         Total Partners' Capital                                2,403        2,256
                                                              -------      -------

         Total Liabilities and Partners' Capital              $ 5,096      $ 5,282
                                                              =======      =======




                 See notes to consolidated financial statements.

                                     2 of 14

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                             FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                                JUNE 30,    JUNE 30,         JUNE 30,    JUNE 30,
                                                                  2002        2001             2002        2001
                                                                 ------      ------           ------      ------
Income:

    Rental income                                                $  307      $  287           $  580      $  590
    Income from Local Limited Partnership cash distributions        125         355              250         355
    Equity in loss of Local Limited Partnerships                    (24)       --                (19)       --
    Interest                                                         13          31               26          63
    Other                                                            13          14               22          25
                                                                 ------      ------           ------      ------

      Total income                                                  434         687              859       1,033
                                                                 ------      ------           ------      ------

Expenses:

    Operating                                                       228         226              413         406
    Interest                                                         47          49               94          97
    Depreciation                                                     50          50              100         100
    General and administrative                                       27          30               51          48
                                                                 ------      ------           ------      ------

      Total expenses                                                352         355              658         651
                                                                 ------      ------           ------      ------

Net income                                                       $   82      $  332           $  201      $  382
                                                                 ======      ======           ======      ======

Net income allocated to General Partners                         $    6      $   25           $   15      $   29
                                                                 ======      ======           ======      ======

Net income allocated to Limited Partners                         $   76      $  307           $  186      $  353
                                                                 ======      ======           ======      ======

Net income per Unit of Limited Partnership Interest              $ 3.04      $12.28           $ 7.44      $14.12
                                                                 ======      ======           ======      ======

Distributions per Unit of Limited Partnership Interest           $ 1.00      $ 4.00           $ 2.00      $ 5.00
                                                                 ======      ======           ======      ======





                 See notes to consolidated financial statements.

                                     3 of 14

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------



CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                  UNITS OF
                                                   LIMITED               GENERAL                LIMITED                 TOTAL
                                                 PARTNERSHIP            PARTNERS'              PARTNERS'              PARTNERS'
                                                  INTEREST               DEFICIT                CAPITAL                CAPITAL
                                              ------------------   --------------------   --------------------   -------------------
Balance - January 1, 2002                           25,005                $(1,173)                $3,429                 $2,256
                                                    ------                -------                 ------                 ------

    Net income                                           -                     15                    186                    201
    Distributions                                        -                     (4)                   (50)                   (54)
                                                    ------                -------                 ------                 ------

Balance - June 30, 2002                             25,005                $(1,162)                $3,565                 $2,403
                                                    ======                =======                 ======                 ======


                 See notes to consolidated financial statements.


                                     4 of 14

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,     JUNE 30,
(In Thousands)                                                       2002        2001
                                                                   -------      -------
Cash Flows from Operating Activities:

Net income                                                         $   201      $   382
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
      Depreciation                                                     100          100
      Income from Local Limited Partnership cash distributions        (250)        (355)
      Equity in loss of Local Limited Partnerships                      19         --
      Changes in assets and liabilities:
         Decrease (increase) in other assets                             5          (60)
         (Decrease) increase in accounts payable
           and accrued expenses                                       (250)          10
         Increase in accrued interest payable on
           subordinated loan                                             7            7
                                                                   -------      -------

      Net cash (used in) provided by operating activities             (168)          84
                                                                   -------      -------

Cash Flows From Investing Activities:

      Distributions received from Local Limited Partnerships           261          355
                                                                   -------      -------

      Cash provided by investing activities                            261          355
                                                                   -------      -------

Cash Flows From Financing Activities:

      Mortgage principal payments                                      (36)         (33)
      Distributions to partners                                       (108)        (162)
                                                                   -------      -------

      Cash used in financing activities                               (144)        (195)
                                                                   -------      -------

Net (decrease) increase in cash and cash equivalents                   (51)         244

Cash and cash equivalents, beginning of period                       2,902        3,052
                                                                   -------      -------

Cash and cash equivalents, end of period                           $ 2,851      $ 3,296
                                                                   =======      =======

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
      Interest paid in cash                                        $    87      $    90
                                                                   =======      =======

Supplemental Disclosure of Non-Cash
-----------------------------------
      Investing Activities
      --------------------
      Accrued distributions to partners                            $    54      $    54
                                                                   =======      =======

                 See notes to consolidated financial statements.


                                     5 of 14

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

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

    The results of operations for the six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

2.  CONSOLIDATION

    The accompanying financial statements have been prepared on a consolidated basis, including the accounts of Clear Creek Ltd. ("Clear Creek"). All significant intercompany transactions and balances have been eliminated.









                                     6 of 14

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------


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

           Liquidity and Capital Resources
           -------------------------------

           As of June 30, 2002, the Partnership retained an equity interest in five Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in Clear Creek Ltd. ("Clear Creek"), a partnership in which an affiliate of the Partnership's general partner is the managing general partner. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses and mortgage note of Clear Creek, for general and administrative expenses and to make capital contributions and/or loans to any of the Local Limited Partnerships which the managing general partner deems to be in the Partnership's best interest.

           To date, all cash requirements have been satisfied by interest income earned on short-term investments, rental income from Clear Creek and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of June 30, 2002, the Partnership had cash and cash equivalents of $2,851,000, as compared to $2,902,000 at December 31, 2001. The managing general partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. The Partnership did not fund any operating deficits to Local Limited Partnerships during the six months ended June 30, 2002.

           The level of liquidity based on cash and cash equivalents experienced a $51,000 decrease at June 30, 2002 as compared to December 31, 2001. The Partnership's $168,000 of net cash used in operating activities and $144,000 of cash used in financing activities were substantially offset by $261,000 of distributions received from Local Limited Partnerships (investing activities). Cash used in financing activities consisted of $108,000 of distributions to partners and $36,000 of mortgage principal payments. For the six months ended June 30, 2002, the Partnership accrued distributions aggregating $50,000 ($2.00 per unit) to its limited partners and $4,000 to the general partners. The Partnership's present policy is to accrue distributions on a quarterly basis and to pay them on an annual basis.

                                     7 of 14

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

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

           Results of Operations
           ---------------------

           Net income decreased by $181,000 for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. The decrease is due to a decrease in income of $174,000 and an increase in expenses of $7,000. The decrease in income is primarily due to a decrease in income from Local Limited Partnership cash distributions of $105,000, a decrease in rental income of $10,000, and interest income of $37,000. Additionally, income decreased due to the equity in loss of Local Limited Partnerships of $19,000. During the six months ended June 30, 2001 the Partnership did not have any equity in income or loss of a Local Limited Partnership. The decrease in interest income was due to lower cash balances and lower interest rates. The increase in expenses is primarily due to an increase in operating expenses of $7,000 and general and administrative expenses of $3,000 which were partially offset by a decrease in interest expense of $3,000. All other items of income and expense remained relatively constant.

           Recently Issued Accounting Standards
           ------------------------------------

           In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement had no effect on the Partnership's financial statements.

           In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. This statement had no effect on the Partnership's financial statements.

                                    8 of 14

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
           ---------------------------------------------------------------------

           Recently Issued Accounting Standards (Continued)
           ------------------------------------------------

           In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

           Quantitative and Qualitative Disclosures of Market Risk
           -------------------------------------------------------

           The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage note payable at June 30, 2002 is at a fixed rate of interest.




                                     9 of 14

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------



PART II - OTHER INFORMATION
---------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        ---------------------------------

        (a)  Exhibits:

             99.1 Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

             99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)  Reports on Form 8-K:

             No reports on Form 8-K were filed during the three months ended June 30, 2002.


                                    10 of 14

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------


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


                              WINTHROP RESIDENTIAL ASSOCIATES III,
                              ------------------------------------
                              A LIMITED PARTNERSHIP
                              ---------------------

                              BY: TWO WINTHROP PROPERTIES, INC.
                                  Managing General Partner



                             BY:  /s/ Michael L. Ashner
                                  ------------------------------------
                                  Michael L. Ashner
                                  Chief Executive Officer



                             BY:  /s/ Thomas C. Staples
                                  ------------------------------------
                                  Thomas C. Staples
                                  Chief Financial Officer

                                  Dated: August 13, 2002





                                    11 of 14

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------



Exhibit Index


         Exhibit                                                       Page No.
         -------                                                       --------

99.1     Supplementary   Information   Required   Pursuant   to
         Section 9.4 of the Partnership Agreement.                        13

99.2     Certification   Pursuant   to   Section   906  of  the
         Sarbanes-Oxley Act of 2002.                                      14






                                    12 of 14