Form 10QSB
period 2002-09-30
WINTHROP RESIDENTIAL ASSOCIATES III
filed 2002-11-22
CIK 711418

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

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
        (Exact name of small business issuer as specified in its charter)


               Maryland                                   04-2782016
   -------------------------------          ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)


7 Bulfinch Place, Suite 500, Boston, MA                    02114-9507
---------------------------------------     ------------------------------------
(Address of principal executive office)                     (Zip Code)


Registrant's telephone number, including area code (617) 570-4600
                                                   --------------------


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



                                     1 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS                                       SEPTEMBER 30,
                                                                      2002             DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                   (UNAUDITED)            2001
                                                                ----------------     ---------------
Assets
------

Cash and cash equivalents                                       $          2,870     $         2,902
Investments in Local Limited Partnerships                                    430                 497
Other assets                                                                 131                 108
Real estate (net of accumulated depreciation
      of $3,674 in 2002 and $3,524 in 2001)                                1,625               1,775
                                                                ----------------     ---------------
      Total Assets                                              $          5,056     $         5,282
                                                                ================     ===============
Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accounts payable and accrued expenses                           $             91     $           339
Distributions payable                                                         81                 108
Mortgage payable                                                           2,292               2,346
Accrued interest - subordinated loan payable                                 110                 100
Subordinated loan payable                                                    133                 133
                                                                ----------------     ---------------
      Total Liabilities                                                    2,707               3,026
                                                                ----------------     ---------------
Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,005 units authorized,
   issued and outstanding                                                  3,515               3,429
General Partners' deficit                                                 (1,166)             (1,173)
                                                                ----------------     ---------------
         Total Partners' Capital                                           2,349               2,256
                                                                ----------------     ---------------
         Total Liabilities and Partners' Capital                $          5,056     $         5,282
                                                                ================     ===============



                 See notes to consolidated financial statements.


                                     2 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)
                                                                    FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                                       2002            2001             2002             2001
                                                                  -------------    -------------   -------------    -------------
Income:

    Rental income                                                 $         310    $         248   $         890    $         838
    Income from Local Limited Partnership cash distributions                  -                -             250              355
    Equity in loss of Local Limited Partnerships                            (37)               -             (56)               -
    Interest                                                                 12               33              38               96
    Other                                                                    10                7              32               32
                                                                  -------------    -------------   -------------    -------------
      Total income                                                          295              288           1,154            1,321
                                                                  -------------    -------------   -------------    -------------
Expenses:

    Operating                                                               200              210             613              616
    Interest                                                                 46               48             140              145
    Depreciation                                                             50               50             150              150
    General and administrative                                               26               28              77               76
                                                                  -------------    -------------   -------------    -------------
      Total expenses                                                        322              336             980              987
                                                                  -------------    -------------   -------------    -------------
Net (loss) income                                                 $         (27)   $         (48)  $         174    $         334
                                                                  =============    =============   =============    =============
Net (loss) income allocated to General Partners                   $          (2)   $          (4)  $          13    $          25
                                                                  =============    =============   =============    =============
Net (loss) income allocated to Limited Partners                   $         (25)   $         (44)  $         161    $         309
                                                                  =============    =============   =============    =============
Net (loss) income per Unit of Limited Partnership Interest        $       (1.00)   $       (1.76)  $        6.44    $       12.36
                                                                  =============    =============   =============    =============
Distributions per Unit of Limited Partnership Interest            $        1.00    $        1.00   $        3.00    $        6.00
                                                                  =============    =============   =============    =============




                 See notes to consolidated financial statements.

                                     3 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------


CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)          UNITS OF
                                           LIMITED        GENERAL         LIMITED           TOTAL
                                         PARTNERSHIP     PARTNERS'       PARTNERS'        PARTNERS'
                                          INTEREST        DEFICIT         CAPITAL          CAPITAL
                                         -----------    ----------      -----------      -----------
Balance - January 1, 2002                     25,005    $   (1,173)     $     3,429      $     2,256

    Net income                                     -            13              161              174
    Distributions                                  -            (6)             (75)             (81)
                                         -----------    ----------      -----------      -----------

Balance - September 30, 2002                  25,005    $   (1,166)     $     3,515      $     2,349
                                         ===========    ==========      ===========      ===========





                 See notes to consolidated financial statements.

                                     4 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                             FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 30,     SEPTEMBER 30,
(IN THOUSANDS)                                                                 2002              2001
                                                                          -------------     -------------
Cash Flows from Operating Activities:

Net income                                                                $         174     $         334
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
      Depreciation                                                                  150               150
      Income from Local Limited Partnership cash distributions                     (250)             (355)
      Equity in loss of Local Limited Partnerships                                   56                 -
      Changes in assets and liabilities:
         Increase in other assets                                                   (23)              (70)
         (Decrease) increase in accounts payable
            and accrued expenses                                                   (248)               13
         Increase in accrued interest payable on subordinated loan                   10                10
                                                                          -------------     -------------
      Net cash (used in) provided by operating activities                          (131)               82
                                                                          -------------     -------------
Cash Flows From Investing Activities:

      Distributions received from Local Limited Partnerships                        261               355
      Insurance proceeds received, net of expenses paid                               -               357
                                                                          -------------     -------------
      Cash provided by investing activities                                         261               712
                                                                          -------------     -------------
Cash Flows From Financing Activities:

      Mortgage principal payments                                                   (54)              (50)
      Distributions to partners                                                    (108)             (162)
                                                                          -------------     -------------
      Cash used in financing activities                                            (162)             (212)
                                                                          -------------     -------------
Net (decrease) increase in cash and cash equivalents                                (32)              582

Cash and cash equivalents, beginning of period                                    2,902             3,052
                                                                          -------------     -------------
Cash and cash equivalents, end of period                                  $       2,870     $       3,634
                                                                          =============     =============
Supplemental Disclosure of Cash Flow Information
------------------------------------------------

      Interest paid in cash                                               $         130     $         135
                                                                          =============     =============
Supplemental Disclosure of Non-Cash Financing Activities
--------------------------------------------------------

      Accrued distributions to partners                                   $          81     $          81
                                                                          =============     =============





                 See notes to consolidated financial statements.

                                     5 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

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

       The results of operations for the nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

2.     CONSOLIDATION

       The accompanying financial statements have been prepared on a consolidated basis, including the accounts of Clear Creek Ltd. ("Clear Creek"). All significant intercompany transactions and balances have been eliminated.








                                     6 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------


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

         Liquidity and Capital Resources
         -------------------------------

         As of September 30, 2002, the Partnership retained an equity interest in five Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in Clear Creek Ltd. ("Clear Creek"), a partnership in which an affiliate of the Partnership's general partner is the managing general partner. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses and mortgage note of Clear Creek, for general and administrative expenses and to make capital contributions and/or loans to any of the Local Limited Partnerships which the managing general partner deems to be in the Partnership's best interest.

         To date, all cash requirements have been satisfied by interest income earned on short-term investments, rental income from Clear Creek and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of September 30, 2002, the Partnership had cash and cash equivalents of $2,870,000, as compared to $2,902,000 at December 31, 2001. The managing general partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. The Partnership did not fund any operating deficits to Local Limited Partnerships during the nine months ended September 30, 2002.

         The level of liquidity based on cash and cash equivalents experienced a $32,000 decrease at September 30, 2002 as compared to December 31, 2001. The Partnership's $131,000 of net cash used in operating activities and $162,000 of cash used in financing activities more than offset the $261,000 of distributions received from Local Limited Partnerships (investing activities). Cash used in financing activities consisted of $108,000 of distributions to partners and $54,000 of mortgage principal payments. For the nine months ended September 30, 2002, the Partnership accrued distributions aggregating $75,000 ($3.00 per unit) to its limited partners and $6,000 to the general partners. The Partnership's present policy is to accrue distributions on a quarterly basis and to pay them on an annual basis.


                                     7 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------


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

         The mortgage note payable encumbering Clear Creek in the amount of $2,292,000 is self amortizing and is payable in monthly installments of approximately $20,000, including interest at 7.5% per annum, through October 2018, the date of maturity. The mortgage is collateralized by the rental property.

         The subordinated loan, in the amount of $133,000, is due to the former general partner of Clear Creek who also manages the property. The subordinated loan accrues interest at 10% and is due upon sale of the property.

         The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate and its investments in Local Limited Partnerships. The Partnership evaluates the need for an impairment loss on its real estate assets and investments when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate and its investments is an estimate that is susceptible to change and actual results could differ from those estimates.

         Results of Operations
         ---------------------

         Net income decreased by $160,000 for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. The decrease is due to a decrease in income of $167,000 which was partially offset by a decrease in expenses of $7,000. The decrease in income is primarily due to a decrease in income from Local Limited Partnership cash distributions of $105,000 and a decrease in interest income of $58,000 which were partially offset by an increase in rental income of $52,000. Additionally, income decreased due to the equity in loss of Local Limited Partnerships of $56,000. During the nine months ended September 30, 2001 the Partnership did not have any equity in income or loss of a Local Limited Partnership. The decrease in expenses is due to decreases in operating expenses of $3,000 and interest expense of $5,000 which were partially offset by an increase in general and administrative expenses of $1,000. All other items of income and expense remained relatively constant.




                                     8 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------


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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

         Quantitative and Qualitative Disclosures of Market Risk
         -------------------------------------------------------

         The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage note payable at September 30, 2002 is at a fixed rate of interest.


                                     9 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------


Item 3.  CONTROLS AND PROCEDURES
         -----------------------

         The Registrant's principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.




























                                    10 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------


PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

         (a) Exhibits:

             99.1 Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

             99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K:

             No reports on Form 8-K were filed during the three months ended September 30, 2002.
























                                    11 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           WINTHROP RESIDENTIAL ASSOCIATES III,
                                           -------------------------------------
                                           A LIMITED PARTNERSHIP
                                           -------------------------------------


                                           BY: TWO WINTHROP PROPERTIES, INC.
                                               Managing General Partner


                                           BY: /s/ Michael L. Ashner
                                               ---------------------------------
                                               Michael L. Ashner
                                               Chief Executive Officer


                                           BY: /s/ Thomas C. Staples
                                               ---------------------------------
                                               Thomas C. Staples
                                               Chief Financial Officer


                                               Dated: November 18, 2002








                                    12 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------


                                 CERTIFICATIONS

         I, Michael L. Ashner, certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of Winthrop Residential Associates III, A Limited Partnership;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and




                                    13 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------


    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.








Date: November 18, 2002                                /s/ Michael L. Ashner
                                                       -------------------------
                                                       Michael L. Ashner
                                                       Chief Executive Officer












                                    14 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------


                                 CERTIFICATIONS

         I, Thomas C. Staples, certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of Winthrop Residential Associates III, A Limited Partnership;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and





                                    15 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------


    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.










Date: November 18, 2002                        /s/ Thomas C. Staples
                                               ---------------------------------
                                               Thomas C. Staples
                                               Chief Financial Officer
















                                    16 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------



Exhibit Index


       Exhibit                                               Page No.
       -------                                               --------

99.1   Supplementary Information Required Pursuant to           18
       Section 9.4 of the Partnership Agreement.

99.2   Certification Pursuant to Section 906 of the             19
       Sarbanes-Oxley Act of 2002.




















                                    17 of 19