Form 10KSB
period 2002-12-31
WINTHROP RESIDENTIAL ASSOCIATES III
filed 2003-04-14
CIK 711418

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934


For the year ended December 31, 2002             Commission  File Number 2-81033
                   -----------------                                     -------


           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP (Exact name of small business issuer as specified in its charter)


       Maryland                                                       04-2782016
-----------------------                                     --------------------
(State of Organization)                               (I.R.S. Employer I.D. No.)


7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts          02114
-----------------------------------------------------------------          -----
      (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number including area code:                (617) 570-4600
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $1,536,000.

No market exists for the limited partnership interests of the Registrant, and therefore, no aggregate market value can be computed.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

     Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward- looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-KSB to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                                     PART I
                                     ------

Item 1. Description of Business.
        ------------------------

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

     Pursuant to the terms of the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2003. Two Winthrop believes it is in the Partnership's best interest to continue its existence as a limited partnership instead of placing its assets in a liquidating trust while it attempts to liquidate. If the Partnership were to dissolve and its assets placed in a liquidating trust, it would restrict the Limited Partners ability to transfer their interest and take certain actions. Further, Two Winthrop believes that the maximum value of the Partnership's assets would not be achieved by a present sale or in connection with a forced liquidation. In this regard, the consent of Limited Partners will be sough to extend the term of the Partnership.

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

Item 2. Description of Properties.
        --------------------------

     The following table sets forth certain information regarding the properties owned by the six Local Limited Partnerships in which the Partnership has retained an interest and which continue to own apartment properties as of March 15, 2003:

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

--------------------
(1) Represents the date on which the Partnership made its initial investment in the Local Limited Partnership

     The following table sets forth information relating to the first mortgage encumbering each of the Local Limited Partnership's properties:

                                                                                                        Principal
                           Principal Balance at                        Period                         Balance Due at
        Property           December 31, 2002       Interest Rate      Amortized      Maturity Date       Maturity
        --------           -----------------       -------------      ---------      -------------       --------
Clear Creek                       $2,273,000           7.5%           36 years         10/1/2018                  (1)
Village Square                   $10,281,000          7.64%           30 years          6/1/2011           $8,900,000
Dunhaven
 Apartments,
 Section 2,
 Phase 1                          $1,922,000           7.5%           36 years          2/1/2022                  (1)
The Groves
 Apartments                       $1,718,000           7.5%           36 years          2/1/2019                  (1)
Autumn Chase                      $2,891,000           7.5%           40 years         11/1/2024                  (1)
Maple Manor                       $1,768,000          7.08%           30 years          7/1/2008           $1,630,000


(1)  Loan is a self-amortizing loan.

     During the third quarter of 2001, a flood occurred at the Partnership's Clear Creek property. The flood damaged approximately 100 units of the 200 unit complex. The insurance settlement was $1,013,000, which approximated the amount of costs incurred to repair the damaged units. As of December 31, 2002, Clear Creek had received insurance proceeds of approximately $1,013,000 and had paid expenses of approximately $1,013,000 related to the flood. Clear Creek has completed all of the repair work and residents have re-occupied the damaged units.

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

     The following chart provides comparative data for each property owned by the Local Limited Partnerships regarding occupancy rates and average market rental rates per apartment unit, for the last two years:

                                                            Average Monthly
                                  Average Monthly               Rental
                                  Occupancy Rate             Rate per Unit
                                  --------------             -------------
            Property             2002         2001         2002         2001
            --------             ----         ----         ----         ----

Clear Creek Landing              89%           82%         $560         $544
Village Square                   93%           97%         $863         $842
Dunhaven Apartments,
  Section 2, Phase 1             97%           96%         $730         $670
The Groves                       91%           93%         $449         $438
Autumn Chase                     96%           98%         $484         $476
Maple Manor                      94%           88%         $398         $391


     Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 2002 (in thousands):


                             Gross                                                     Federal
                            Carrying      Accumulated                                    Tax
        Property             Value        Depreciation          Rate        Method      Basis
        --------             -----        ------------          ----        ------      -----
Clear Creek Landing           $5,332         $3,749          3-25 yrs.        S/L        $ 700
Village Square               $10,362         $7,185          10-25 yrs.       S/L       $2,864
Dunhaven Apartments,
 Section 2, Phase 1           $2,413         $1,859         5-33.3 yrs.     S/L,DD       $ 283
The Groves                    $3,579         $2,531          10-25 yrs.       S/L        $ 376
Autumn Chase                  $3,460         $2,463          7-30 yrs.        S/L        $ 219
Maple Manor                   $3,120         $2,073          10-25 yrs.       S/L        $ 452

Item 3. Legal Proceedings.
        ------------------

     The Partnership is not a party, nor to the Partnership's knowledge are any of the Local Limited Partnerships, subject to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

     No matter was submitted to a vote of security holders during the period covered by this report.

                                     PART II
                                     -------

Item 5. Market for the Registrant's Common Stock and Related Stockholders
        -----------------------------------------------------------------
        Matters.
        --------

     The Partnership is a partnership and thus has no common stock. There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

     As of March 1, 2003, there were 2,027 holders of the 25,000 Units.

     The Partnership Agreement requires that if the Partnership has Cash Available for Distribution it be distributed quarterly to the Partners in specified proportions. The Partnership Agreement defines Cash Available for Distribution as Cash Flow less cash designated by the Managing General Partner to be held for restoration or creation of reserves. Cash Flow, in turn, is defined as cash derived from the Local Limited Partnerships (but excluding sale or refinancing proceeds) and all cash derived from Partnership operations, less cash used to pay operating expenses of the Partnership. During the years ended December 31, 2002 and 2001, the Partnership has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:


                                                Amount of
        Distribution with                 Distribution Per Unit
            Respect to                    ---------------------
          Quarter Ended                   2002             2001
          -------------                   ----             ----
      March 31                            $1.00            $1.00
      June 30                             $1.00            $4.00
      September 30                        $1.00            $1.00
      December 31                         $1.00            $1.00

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

Liquidity and Capital Resources
-------------------------------

     As of December 31, 2002 the Partnership retained an equity interest in five Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in Clear Creek Ltd. ("Clear Creek"), a partnership in which an affiliate of the Partnership is the managing general partner. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses and mortgage note of Clear Creek, for general and administrative expenses and to make capital contributions and/or loans to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest.

     To date, all cash requirements have been satisfied by interest income earned on short-term investments, rental income from Clear Creek and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of December 31, 2002, the Partnership had cash and cash equivalents of $3,038,000 as compared to $2,902,000 at December 31, 2001. The Managing General Partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. The Partnership did not fund any operating deficits to Local Limited Partnerships in 2002.

     The level of liquidity based on cash and cash equivalents experienced a $136,000 increase at December 31, 2002, as compared to December 31, 2001. The Partnership's $354,000 of net cash provided by investing activities was partially offset by $37,000 of net cash used in operating activities and $181,000 of net cash used in financing activities. Cash provided by investing activities consisted of $386,000 of distributions received from Local Limited Partnerships which was partially offset by $32,000 of property improvements. Cash used in financing activities consisted of $108,000 of distributions to partners and $73,000 of mortgage principal payments. For the year ended December 31, 2002, Partnership distributions, paid or accrued, aggregated $100,000 ($4.00 per Unit) to its limited partners and $8,000 to the general partners. The Partnership's present policy is to accrue distributions on a quarterly basis and to pay them on an annual basis.

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

     The mortgage note payable encumbering Clear Creek in the amount of $2,273,000 is self amortizing and is payable in monthly installments of approximately $20,000, including interest at 7.5% per annum, through October 2018, the date of maturity. The mortgage is collateralized by the rental property.

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

Results of Operations
---------------------

     The Partnership's net income for the year ended December 31, 2002 was $195,000, as compared to net income of $142,000 for the year ended December 31, 2001. The increase is due to a decrease in expenses of $96,000 which was partially offset by a decrease in income of $43,000. The decrease in income is primarily due to an increase of $107,000 in the equity in losses of Local Limited Partnerships and a decrease of $71,000 of interest income, which were partially offset by increases of $116,000 of rental income and $20,000 of cash received from Local Limited Partnerships. Interest income decreased due to declining interest rates. The increase in rental income is a result of the repair of apartment units at the Clear Creek property which were damaged by a flood in 2001 that were able to be re-occupied in 2002. During the year ended December 31, 2002, the Local Limited Partnership owning Village Square Apartments distributed $375,000 to the Partnership. During the year ended December 31, 2001, the Local Limited Partnerships owning Village Square Apartments and Maple Manor Apartments distributed to the Partnership $335,000 and $20,000, respectively. The decrease in expenses is primarily due to a decrease in various operating expenses of $90,000 at Clear Creek. All other expenses remained relatively constant.

Recently Issued Accounting Standards
------------------------------------

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement had no effect on the Partnership's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. There was no effect from this statement on the Partnership's consolidated financial statements, although in future periods the sale of its property would be presented in a manner similar to discontinued operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The Partnership does not expect that this statement will have a material effect on the Partnership's consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Partnership does not expect that this statement will have a material effect on the Partnership's consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Partnership's December 31, 2002 consolidated financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Partnership's consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities no later than December 31, 2004. The Partnership does not expect that this will have an impact on the Partnership's consolidated financial statements.

Quantitative and Qualitative Disclosures of Market Risk
-------------------------------------------------------

     The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage note payable at December 31, 2002 is at a fixed rate of interest.

Item 7. Financial Statements
        --------------------


           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                     YEARS ENDED DECEMBER 31, 2002 and 2001
                     --------------------------------------

                                      INDEX
                                      -----

                                                                         Page
                                                                         ----

Independent Auditors' Report                                               15

Financial Statements:

Consolidated Balance Sheets as of December 31, 2002 and 2001               16

Consolidated Statements of Income for the Years Ended
     December 31, 2002 and 2001                                            17

Consolidated Statements of Partners' Capital for the Years Ended
     December 31, 2002 and 2001                                            18

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2002 and 2001                                            19

Notes to Consolidated Financial Statements                                 20

                          Independent Auditors' Report
                          ----------------------------

To the Partners
Winthrop Residential Associates III, A Limited Partnership

We have audited the accompanying consolidated balance sheets of Winthrop Residential Associates III, A Limited Partnership (a Maryland limited partnership) and its subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, partners' capital and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winthrop Residential Associates III, A Limited Partnership, and its subsidiary as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                                   /s/ Imowitz Koenig & Co., LLP


New York, New York
March 5, 2003

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        (In Thousands, Except Unit Data)

                                                                                 DECEMBER 31,
                                                                   ----------------------------------------
                                                                         2002                  2001
                                                                   -----------------     ------------------
ASSETS
------

Cash and Cash Equivalents                                          $           3,038     $            2,902
Investments in Local Limited Partnerships                                        365                    497
Other Assets                                                                     133                    108
Real Estate, net                                                               1,582                  1,775
                                                                   -----------------     ------------------

       Total Assets                                                $           5,118     $            5,282
                                                                   =================     ==================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:

Accounts Payable and Accrued Expenses                              $             147     $              339
Distributions Payable                                                            108                    108
Mortgage Payable                                                               2,273                  2,346
Accrued Interest - Subordinated Loan Payable                                     114                    100
Subordinated Loan Payable                                                        133                    133
                                                                   -----------------     ------------------

       Total Liabilities                                                       2,775                  3,026
                                                                   -----------------     ------------------

Partners' Capital:

Limited Partners -
       Units of Limited Partnership Interest,
       $1,000 stated value per unit; 25,005
       units authorized, issued and outstanding                                3,509                  3,429
General Partners' Deficit                                                     (1,166)                (1,173)
                                                                   -----------------     ------------------

       Total Partners' Capital                                                 2,343                  2,256
                                                                   -----------------     ------------------

       Total Liabilities and Partners' Capital                     $           5,118     $            5,282
                                                                   =================     ==================

                See notes to consolidated financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                        (In Thousands, Except Unit Data)

                                                                       YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------
                                                                      2002                  2001
                                                               -----------------     ------------------
Income:

Rental Income                                                  $           1,186     $            1,070
Income from Local Limited Partnerships'
  Cash Distributions                                                         375                    355
Equity in Losses of Local Limited Partnerships                              (121)                   (14)
Interest                                                                      49                    120
Other Income                                                                  47                     48
                                                               -----------------     ------------------

       Total Income                                                        1,536                  1,579
                                                               -----------------     ------------------

Expenses:

Operating                                                                    831                    921
Interest                                                                     186                    192
Depreciation                                                                 225                    231
General and Administrative                                                    99                     93
                                                               -----------------     ------------------

       Total Expenses                                                      1,341                  1,437
                                                               -----------------     ------------------

Net Income                                                     $             195     $              142
                                                               =================     ==================

Net  Income Allocated to General Partners                      $              15     $               11
                                                               =================     ==================

Net Income Allocated to Limited Partners                       $             180     $              131
                                                               =================     ==================

Net Income per Unit of Limited Partnership Interest            $            7.20     $             5.24
                                                               =================     ==================

Distributions per Unit of Limited Partnership Interest         $            4.00     $             7.00
                                                               =================     ==================


                 See notes to consolidated financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                  --------------------------------------------
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                     --------------------------------------
                        (In Thousands, Except Unit Data)

                                       Units of
                                       Limited            General            Limited             Total
                                     Partnership         Partners'          Partners'          Partners'
                                       Interest           Deficit            Capital            Capital
                                    ---------------  ------------------  ----------------   ----------------

Balance - January 1, 2001                   25,005   $          (1,170)  $         3,473    $         2,303

     Net Income                                                     11               131                142

     Distributions                                                 (14)             (175)              (189)
                                    ---------------  ------------------  ----------------   ----------------

Balance - December 31, 2001                 25,005              (1,173)            3,429              2,256

     Net Income                                                     15               180                195

     Distributions                                                  (8)             (100)              (108)
                                    ---------------  ------------------  ----------------   ----------------

Balance - December 31, 2002                 25,005   $          (1,166)  $         3,509    $         2,343
                                    ===============  ==================  ================   ================


                 See notes to consolidated financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                        (In Thousands, Except Unit Data)

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                   ----------------------------------------
                                                                                          2002                  2001
                                                                                   -----------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                                         $             195     $              142
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
       Depreciation                                                                              225                    231
       Income from Local Limited Partnerships' cash distributions                               (375)                  (355)
       Equity in losses of Local Limited Partnerships                                            121                     14
Changes in assets and liabilities:
       Increase in other assets                                                                  (25)                   (10)
       (Decrease) increase in accounts payable and
          accrued expenses                                                                      (192)                   229
       Increase in accrued interest payable on subordinated loan                                  14                     13
                                                                                   -----------------     ------------------

Net cash (used in) provided by operating activities                                              (37)                   264
                                                                                   -----------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

       Distributions received from Local Limited Partnerships                                    386                    355
       Property improvements                                                                     (32)                   (29)
       Investments in Local Limited Partnerships                                                   -                   (511)
                                                                                   -----------------     ------------------

       Net cash provided by (used in) investing activities                                       354                   (185)
                                                                                   -----------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

       Mortgage principal payments                                                               (73)                   (67)
       Distributions to partners                                                                (108)                  (162)
                                                                                   -----------------     ------------------

Cash used in financing activities                                                               (181)                  (229)
                                                                                   -----------------     ------------------

Net increase (decrease) in Cash and Cash Equivalents                                             136                   (150)

Cash and Cash Equivalents, Beginning of Year                                                   2,902                  3,052
                                                                                   -----------------     ------------------

Cash and Cash Equivalents, End of Year                                             $           3,038     $            2,902
                                                                                   =================     ==================

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

       Cash paid for interest                                                      $             172     $              179
                                                                                   =================     ==================

Supplemental Disclosure of Non-Cash Financing Activities
--------------------------------------------------------

       Accrued distributions to partners                                           $             108     $              108
                                                                                   =================     ==================


                 See notes to consolidated financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                     --------------------------------------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------

     Organization
     ------------

     Winthrop Residential Associates III, A Limited Partnership (the "Partnership") was organized on June 28, 1982 under the Uniform Limited Partnership Act of the State of Maryland to invest in limited partnerships (the "Local Limited Partnerships") which develop, manage, operate and otherwise deal in government assisted apartment complexes which do not significantly restrict distributions to owners or the rate of return on investments in such properties. The Partnership has investments in five Local Limited Partnerships each owning an apartment complex. Additionally, the Partnership owns an 88.5% limited partnership interest in Clear Creek Ltd. ("Clear Creek"), a partnership in which an affiliate of the Partnership is the managing general partner. The properties are located in Alabama, Arkansas, Maryland, South Carolina, Texas and Virginia.

     The Partnership was capitalized with $25,000,000 of contributions representing 25,000 investor limited partnership units. The offering closed in July, 1983. The general partners and the initial limited partner (5 units) contributed $8,000. At December 31, 2002 and 2001, there were 25,005 limited partnership units issued and outstanding.

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

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                     --------------------------------------
                                   (Continued)
                                   -----------

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

     Use of Estimates
     ----------------

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures in the consolidated financial statements and accompanying notes. Such estimates that are particularly susceptible to change relate to the Partnership's estimate of the fair value of real estate. Actual results could differ from those estimates.

     Investments in Local Limited Partnerships
     -----------------------------------------

     The Partnership accounts for its investment in five of the Local Limited Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted by the Partnership's share of the Local Limited Partnership's results of operations and by distributions received. Costs relating to the acquisition and selection of the investment in the Local Limited Partnerships are capitalized to the investment account and amortized over the life of the investment or until the investment balance has been written down to zero. Equity in loss of Local Limited Partnerships and amortization of investment costs are not recognized to the extent that the investment balance would become negative since the Partnership is not obligated to advance funds to the Local Limited Partnerships. Distributions received from Local Limited Partnerships whose investment balance has been written down to zero, are recorded as income in the consolidated statement of income.

     Depreciation
     ------------

     Depreciation is computed by the straight-line method over an estimated useful life of 25 years for buildings and improvements and 3 to 5 years for furnishings.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                     --------------------------------------
                                   (Continued)
                                   -----------

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

     Recently Issued Accounting Standards
     ------------------------------------

     In July 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement had no effect on the Partnership's consolidated financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                     --------------------------------------
                                   (Continued)
                                   -----------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -----------------------------------------------------------------------

     Recently Issued Accounting Standards (Continued)
     ------------------------------------------------

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. There was no effect from this statement on the Partnership's consolidated financial statements, although in future periods the sale of its property would be presented in a manner similar to discontinued operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The Partnership does not expect that this statement will have a material effect on the Partnership's consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Partnership does not expect that this statement will have a material effect on the Partnership's consolidated financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                     --------------------------------------
                                   (Continued)
                                   -----------


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -----------------------------------------------------------------------

     Recently Issued Accounting Standards (Continued)
     ------------------------------------------------

     In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Partnership's December 31, 2002 consolidated financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Partnership's consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities no later than December 31, 2004. The Partnership does not expect that this will have an impact on the Partnership's consolidated financial statements.

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

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                     --------------------------------------
                                   (Continued)
                                   -----------

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

     The Managing General Partner and certain of its affiliates have a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services provides asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the partnership's agreement to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, the Managing General Partner and its affiliates assigned to Coordinated Services all of their rights to receive fees from the Partnership, as provided in the partnership agreement. Coordinated Services, which is a related party for financial reporting purposes only, is affiliated with the general partner and managing agent of certain Local Limited Partnerships, in which the Partnership has invested. For the years ended December 31, 2002 and 2001, respectively, affiliates of Coordinated Services received $601,000 and $712,000 in fees and expense reimbursements for managing these Local Limited Partnerships. Included in the amount received for 2002 are $201,000 for property improvements made at the Fayetteville Apartments Local Limited Partnerships. Included in the amount received for 2001 is $327,000 for property improvements made at the Fayetteville Apartments and Savannah River Associates Local Limited Partnerships.

     Coordinated Services was entitled to receive 25% or approximately $15,000 for 2002 and $14,000 for 2001 of the Clear Creek management fee for supervisory services. The managing agent for Clear Creek is also a limited partner of Clear Creek.

     Clear Creek contracted out the repair work on apartment units damaged by a flood (see Note 9) to a company owned by a limited partner of Clear Creek. As of December 31, 2002, all of the work has been completed and Clear Creek had paid a total of $1,013,000 to this company. Clear Creek received $1,013,000 of insurance settlement proceeds in 2001 related to the flood damage.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                     --------------------------------------
                                   (Continued)
                                   -----------


4.   MORTGAGE PAYABLE
     ----------------

     The mortgage that is secured by the property owned by Clear Creek bears interest at 7.5% per annum, requires monthly payments of approximately $20,000 and matures in October 2018.

     Principal payments on the mortgage note are due as follows:

                 2003                      $         78,000
                 2004                                84,000
                 2005                                90,000
                 2006                                97,000
                 2007                               105,000
                 Thereafter                       1,819,000
                                          -----------------
                                          $       2,273,000
                                          =================

     The estimated fair value of the Partnership's debt approximates its carrying amount.

5.   SUBORDINATED LOAN PAYABLE
     -------------------------

     The subordinated loan, in the amount of $133,000, is due to the former general partner of Clear Creek who also manages the property. The subordinated loan accrues interest at 10% and is due upon sale of the property.

6.   REAL ESTATE
     -----------

     Real estate is comprised of the following:

                                                       December 31,
                                            --------------------------------
                                                 2002               2001
                                            --------------    --------------

     Land                                   $      500,000    $      500,000
     Buildings, improvements and
        furnishings                              4,831,000         4,799,000
                                            --------------    --------------
                                                 5,331,000         5,299,000
     Accumulated Depreciation                   (3,749,000)       (3,524,000)
                                            --------------    --------------

                                            $    1,582,000    $    1,775,000
                                            ==============    ==============

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                     --------------------------------------
                                   (Continued)
                                   -----------


7.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
     -----------------------------------------

     As of December 31, 2002, the Partnership has limited partnership equity interests in five Local Limited Partnerships each owning one apartment complex. Such interests are summarized as follows:

                               Local Limited Partnership                                     Percentage Ownership
     --------------------------------------------------------------------------------     -----------------------------
     Village Square Associates Limited Partnership                                                     50
     Walther Limited Partnership (Dunhaven Apartments Phase I)                                         95
     Savannah River Associates Limited Partnership (The Grove Apartments)                              50
     Autumn Chase, Ltd.                                                                                99
     Fayetteville Apartments Limited Partnership (Maple Manor Apartments)                              50

     In addition, the Partnership also holds an 88.5% limited partnership interest in Clear Creek, which was accounted for as a Local Limited Partnership prior to being consolidated.

     The above Local Limited Partnerships have outstanding mortgages, as of December 31, 2002, totaling $18,580,000 secured by the Local Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

     During 2002, the Partnership made no additional investments in the Local Limited Partnerships. During 2001, the Partnership made investments in two Local Limited Partnerships which amounted to $511,000. The investments were for property improvements made at these Local Limited Partnerships. The investments were made in Savannah River Associates Limited Partnership in the amount of $218,000 and in Fayetteville Apartments Limited Partnership in the amount of $293,000. The Local Limited Partnerships have accounted for these investments as loans payable. The loans accrue interest at 5.5% per annum. Annual payments of interest only are payable no later than March 31 of each year for the previous year. Principal plus unpaid accrued interest is payable upon receipt of any proceeds from a refinance, or upon the sale of the property, whichever occurs first.

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                     --------------------------------------
                                   (Continued)
                                   -----------

7.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)
     -----------------------------------------------------

     The combined balance sheets of the Local Limited Partnerships are as follows (in thousands):

                                                                  December 31,
                                                         ----------------------------
                                                             2002            2001
                                                         -----------      -----------
ASSETS

Real estate, at cost:
  Land                                                   $     1,063      $     1,063
  Buildings, net of accumulated depreciation of
  $16,111 and $15,494 in 2002 and 2001, respectively           5,758            6,165
  Cash and cash equivalents                                      719            1,320
  Other assets, net of accumulated amortization of
  $252 and $221 in 2002 and 2001, respectively                   956              963
                                                         -----------      -----------
  Total Assets                                           $     8,496      $     9,511
                                                         ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Notes payable                                          $       416              410
  Loans payable                                                  533              533
  Mortgage notes payable                                      18,580           18,857
  Accounts payable and accrued expenses                          485              489
                                                         -----------      -----------
  Total Liabilities                                           20,014           20,289
                                                         -----------      -----------

Partners' Deficit:
  Winthrop Residential Associates III                         (6,272)          (5,827)
  Other partners                                              (5,246)          (4,951)
                                                         -----------      -----------
  Total Deficit                                              (11,518)         (10,778)
                                                         -----------      -----------
Total Liabilities and Partners' Deficit                  $     8,496      $     9,511
                                                         ===========      ===========

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                     --------------------------------------
                                   (Continued)
                                   -----------

7.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)
     -----------------------------------------------------

     The combined statements of operations of the Local Limited Partnerships are as follows (in thousands):


                                                    YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                     2002             2001
                                                -------------    -------------
Income:

     Rental income                              $       4,998    $       4,925
     Other income                                         173              188
                                                -------------    -------------
     Total income                                       5,171            5,113
                                                -------------    -------------

Expenses:

     Interest                                           1,456            1,444
     Depreciation and amortization                        653              644
     Taxes and insurance                                  501              438
     Management and administrative fees                   366              349
     Repairs, maintenance and utilities                 1,374            1,185
     General and administrative                           783              779
                                                -------------    -------------
     Total expenses                                     5,133            4,839
                                                -------------    -------------
Net Income                                      $          38    $         274
                                                =============    =============

Net (loss) income allocated to
 Winthrop Residential Associates III            $         (52)   $          54
                                                =============    =============

Net income allocated to other partners          $          90    $         220
                                                =============    =============

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                     --------------------------------------
                                   (Continued)
                                   -----------


8.   TAXABLE INCOME
     --------------

     The Partnership's taxable income differs from its net income for financial reporting purposes, as follows (in thousands):

                                                                2002      2001
                                                               ------    ------
     Net income for financial reporting purposes               $  195    $  142

       Differences in equity in Local Limited Partnership's
       income/loss for financial reporting and tax reporting
       purposes                                                   630       705

       Income from Local Limited Partnership's Cash
       distributions                                             (375)     (355)
                                                               ------    ------
     Taxable income                                            $  450    $  492
                                                               ======    ======

9.   INSURANCE SETTLEMENT -  FLOOD DAMAGE
     ------------------------------------

During the third quarter of 2001, a flood occurred at the Partnership's Clear Creek property. The flood damaged approximately 100 units of the 200 unit complex. The insurance settlement was $1,013,000, which approximated the amount of costs incurred to repair the damaged units. Clear Creek has completed the repair work and residents were able to re-occupy the damaged units. As of December 31, 2002, Clear Creek had received the insurance proceeds of $1,013,000 and had paid expenses of approximately $1,013,000 related to the flood.

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure.
        --------------------------------------------------------------------

     There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2002 or 2001 audits of the Partnership's financial statements.

                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        ------------------------------------------------------------------------
        With Section 16(a) of the Exchange Act.
        ---------------------------------------

     The Partnership has no officers or directors. Two Winthrop Properties, Inc., the managing partner of the Partnership (the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2003, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

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

     Michael L. Ashner, age 50, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. Since August 19, 2002, Mr. Ashner has also served as the Chief Executive Officer of Shelbourne Properties I Inc., Shelbourne Properties II Inc. and Shelbourne Properties III Inc. (collectively, the "Shelbourne REITs"), three publicly traded real estate investment trusts. Mr. Ashner also currently serves as a Director of each of the Shelbourne REITs, Great Bay Hotel and Casino Inc., and NBTY, Inc.

     Thomas C. Staples, age 47, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

     Peter Braverman, age 51, has been a Vice President of WFA and the Managing General Partner since January 1996. Since August 19, 2002, Mr. Braverman has also served as the Executive Vice President of each of the Shelbourne REITs. Mr. Braverman serves as a director of the Shelbourne REITs.

     Patrick J. Foye, age 45, has been Vice President-Residential and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President and director of Apartment Investment and Management Company ("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

     Carolyn Tiffany, age 36, has been employed with WFA since January 1993. Since December 1997, Ms. Tiffany has served as the Chief Operating Officer of WFA. In addition, since August 19, 2002, Ms. Tiffany has served as the Chief Financial Officer of each of the Shelbourne REITs.

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

Item 10. Executive Compensation.
         -----------------------

     The Partnership is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See Item 13, "Certain Relationships and Related Transactions.")

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     (a) Security ownership of certain beneficial owners.
         ------------------------------------------------

     The General Partners own all the outstanding general partnership interests. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 15, 2003. Under the Partnership Agreement, the voting rights of the Limited Partners are limited.

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

     (b) Security ownership of management.
         ---------------------------------

     As of March 15, 2003, WFC Realty Co., Inc. owns 95 Units, which is less than 1%. None of the officers, directors or the general partner of the General Partners own any Units.

     (c) Changes in control.
         -------------------

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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

     For the years ended December 31, 2002 and 2001, the Partnership allocated taxable income to the General Partners of $34,000 and $37,000, respectively. For each of the years ended December 31, 2002 and 2001, the Partnership paid or accrued cash distributions to the General Partners of $8,000 and $14,000, respectively.

Item 13. Controls and Procedures
         -----------------------

     The Managing General Partner's principal executive officer and principal financial officer have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

     However, the principal executive officer and principal financial officer rely on the audited financial statements of the Local Limited Partnerships in completing their evaluation of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c). In connection with this evaluation, the principal executive officer and principal financial officer request that the general partners of the Local Limited Partnerships provide the Partnership with a Certification in substantially the form of the Certifications required as part of this report. The principal executive officer and principal financial officer have not received such Certifications from the general partners of the following Local Limited Partnerships: Walther Limited Partnership, Village Square Associates and Autumn Chase Limited Partnership

Item 14. Exhibits and Reports on Form 8-K.
         ---------------------------------

(a)  Exhibits:

     The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)  Reports on Form 8-K - None

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized as of this 10th day of April, 2003.

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


Signature/Name         Title                                      Date
--------------         -----                                      ----

/s/ Michael Ashner     Chief Executive Officer and Director       April 10, 2003
------------------
Michael Ashner


/s/ Thomas Staples     Chief Financial Officer                    April 10, 2003
------------------
Thomas Staples


/s/ Peter Braverman    Executive Vice President and Director      April 10, 2003
-------------------
Peter Braverman

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                          FORM 10-KSB DECEMBER 31, 2002
                          -----------------------------

                                 CERTIFICATIONS

         I, Michael L. Ashner, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Winthrop Residential Associates III, A Limited Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this annual report is being prepared:

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003                       /s/ Michael  L. Ashner
                                           -------------------------------------
                                           Michael L. Ashner
                                           Chief Executive Officer

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                          FORM 10-KSB DECEMBER 31, 2002
                          -----------------------------

                                 CERTIFICATIONS

         I, Thomas Staples, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Winthrop Residential Associates III, A Limited Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this annual report is being prepared:

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003                              /s/ Thomas Staples
                                                  ------------------------
                                                  Thomas Staples
                                                  Chief Financial Officer

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

99.1           Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.                                 43

99.2           Supplementary Information required pursuant to
               Section 9.4 of the Partnership Agreement.                   44