Form 10QSB
period 2003-03-31
WINTHROP RESIDENTIAL ASSOCIATES III
filed 2003-05-15
CIK 711418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from         to

                         Commission file number 2-81033
                                                -------

           Winthrop Residential Associates III, A Limited Partnership
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Maryland                                 04-2782016
---------------------------------------     -----------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
       incorporation or organization)

7 Bulfinch Place, Suite 500, Boston, MA                 02114-9507
---------------------------------------     -----------------------------------
(Address of principal executive office)                 (Zip Code)

    Registrant's telephone number, including area code (617) 570-4600
                                                       --------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                                     1 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)


                                                        MARCH 31, 2003       DECEMBER 31,
                                                          (UNAUDITED)           2002
                                                        --------------       ------------
Assets

Cash and cash equivalents                                   $ 3,052            $ 3,038
Investments in Local Limited Partnerships                       344                365
Other assets                                                    178                133
Real estate (net of accumulated depreciation
      of $3,799 in 2003 and $3,749 in 2002)                   1,532              1,582
                                                            -------            -------
      Total Assets                                          $ 5,106            $ 5,118
                                                            =======            =======

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                       $   148            $   147
Distributions payable                                           135                108
Mortgage payable                                              2,254              2,273
Accrued interest - subordinated loan payable                    117                114
Subordinated loan payable                                       133                133
                                                            -------            -------
      Total Liabilities                                       2,787              2,775
                                                            -------            -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,005 units authorized,
   issued and outstanding                                     3,487              3,509
General Partners' deficit                                    (1,168)            (1,166)
                                                            -------            -------
         Total Partners' Capital                              2,319              2,343
                                                            -------            -------
         Total Liabilities and Partners' Capital            $ 5,106            $ 5,118
                                                            =======            =======




                 See notes to consolidated financial statements.

                                    2 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003



CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                         FOR THE THREE MONTHS ENDED
                                                                         MARCH 31,         MARCH 31,
                                                                           2003              2002
                                                                         ---------        ----------
Income:
    Rental income                                                          $ 301             $ 273
    Income from Local Limited Partnership cash distributions                --                 125
    Equity in (losses) income of Local Limited Partnerships                   (2)                5
    Interest                                                                   9                13
    Other income                                                              17                 9
                                                                           -----             -----

      Total income                                                           325               425
                                                                           -----             -----

Expenses:

    Operating                                                                198               185
    Interest                                                                  46                47
    Depreciation                                                              50                50
    General and administrative                                                28                24
                                                                           -----             -----

      Total expenses                                                         322               306
                                                                           -----             -----

Net income                                                                 $   3             $ 119
                                                                           =====             =====

Net income allocated to General Partners                                   $--               $   9
                                                                           =====             =====

Net income allocated to Limited Partners                                   $   3             $ 110
                                                                           =====             =====

Net income per Unit of Limited Partnership Interest                        $0.12             $4.40
                                                                           =====             =====

Distributions per Unit of Limited Partnership Interest                     $1.00             $1.00
                                                                           =====             =====







                 See notes to consolidated financial statements.

                                    3 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003



CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                        UNITS OF
                                         LIMITED           GENERAL           LIMITED         TOTAL
                                       PARTNERSHIP        PARTNERS'         PARTNERS'      PARTNERS'
                                        INTEREST           DEFICIT           CAPITAL        CAPITAL
                                       -----------        ---------         ---------      ---------
 Balance -- January 1, 2003               25,005           $(1,166)           $3,509         $2,343

   Net income                                                    -                 3              3
   Distributions                                                (2)              (25)           (27)
                                          -------          --------           -------        -------
 Balance -- March 31, 2003                25,005           $(1,168)           $3,487         $2,319
                                          =======          ========           =======        =======



                See notes to consolidated financial statements.



                                     4 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                                           FOR THE THREE MONTHS ENDED
                                                                           MARCH 31,        MARCH 31,
                                                                             2003             2002
                                                                           --------         ---------
Cash Flows from Operating Activities:

Net income                                                                  $     3            $   119
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
      Depreciation                                                               50                 50
      Income from Local Limited Partnership cash distributions                 --                 (125)
      Equity in losses (income) of Local Limited Partnerships                     2                 (5)
      Changes in assets and liabilities:
         Increase in other assets                                               (45)                (3)
         Increase (decrease) in accounts payable and
            accrued expenses                                                      1               (254)
         Increase in accrued interest payable on subordinated loan                3                  3
                                                                            -------            -------
      Net cash provided by (used in) operating activities                        14               (215)
                                                                            -------            -------
Cash Flows From Investing Activities:

Distributions received from Local Limited Partnerships                           19                137
                                                                            -------            -------
      Cash provided by investing activities                                      19                137
                                                                            -------            -------
Cash Flows From Financing Activities:

      Mortgage principal payments                                               (19)               (18)
                                                                            -------            -------
      Cash used in financing activities                                         (19)               (18)
                                                                            -------            -------
Net increase (decrease) in cash and cash equivalents                             14                (96)

Cash and cash equivalents, beginning of period                                3,038              2,902
                                                                            -------            -------
Cash and cash equivalents, end of period                                    $ 3,052            $ 2,806
                                                                            =======            =======
Supplemental Disclosure of Cash Flow Information

      Interest paid in cash                                                 $    43            $    44
                                                                            =======            =======
Supplemental Disclosure of Non-Cash
      Financing Activities

      Accrued distributions to partners                                     $    27            $    27
                                                                            =======            =======


                 See notes to consolidated financial statements.

                                    5 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      GENERAL

        The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002.

        The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2002 was derived from audited financial statements at such date.

        The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

2.      CONSOLIDATION

        The accompanying financial statements have been prepared on a consolidated basis, including the accounts of Clear Creek Ltd. ("Clear Creek"). All significant intercompany transactions and balances have been eliminated.








                                    6 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

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

           Liquidity and Capital Resources

           As of March 31, 2003, the Partnership retained an equity interest in five Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in Clear Creek Ltd. ("Clear Creek"), a partnership in which an affiliate of the Partnership's general partner is the managing general partner. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses and mortgage note of Clear Creek, for general and administrative expenses and to make capital contributions and/or loans to any of the Local Limited Partnerships which the managing general partner deems to be in the Partnership's best interest.

           To date, all cash requirements have been satisfied by interest income earned on short-term investments, rental income from Clear Creek and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of March 31, 2003, the Partnership had cash and cash equivalents of $3,052,000, as compared to $3,038,000 at December 31, 2002. The managing general partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. The Partnership did not fund any operating deficits to Local Limited Partnerships during the three months ended March 31, 2003.

           The level of liquidity based on cash and cash equivalents experienced a $14,000 increase at March 31, 2003 as compared to December 31, 2002. The Partnership's $14,000 of net cash provided by operating activities and $19,000 of distributions received from Local Limited Partnerships (investing activities), was partially offset by $19,000 of mortgage principal payments (financing activities). For the three months ended March 31, 2003, the Partnership accrued distributions aggregating $25,000 ($1.00 per unit) to its limited partners and $2,000 to the general partners. The Partnership's present policy is to accrue distributions on a quarterly basis and to pay them on an annual basis.


                                    7 of 19

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

           The mortgage note payable encumbering Clear Creek in the amount of $2,254,000 is self amortizing and is payable in monthly installments of approximately $20,000, including interest at 7.5% per annum, through October 2018, the date of maturity. The mortgage is collateralized by the rental property.

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

           Results of Operations

           The Partnership's net income for the three months ended March 31, 2003 was $3,000, as compared to net income of $119,000 for the three months ended March 31, 2002. The decrease is due to a decrease in income of $100,000 and an increase in expenses of $16,000. The decrease in income is due to decreases in income from Local Limited Partnership cash distributions of $125,000, interest income of $4,000 and $2,000 of equity in losses of Local Limited Partnerships for the three months ended March 31, 2003 as compared to $5,000 of equity in income of Local Limited Partnerships for the three months ended March 31, 2002, which were partially offset by increases in rental income of $28,000 and other income of $8,000. The increase in rental income is a result of an increase in occupancy at the Clear Creek property. During the three months ended March 31, 2003, the Partnership did not receive any cash distributions from the Local Limited Partnerships. During the three months ended March 31, 2002, the Partnership received $125,000 of cash distributions from Village Square Associates Limited Partnership. The increase in expenses is due to an increase in various operating expenses of $13,000 and an increase in general and administrative expenses of $4,000, which were partially offset by a decrease in interest expense of $1,000.

                                    8 of 19

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

           Recently Issued Accounting Standards

           In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in Accounting Principles Board Opinion No. 30. This statement had no effect on the Partnership's consolidated financial statements.

           In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities after December 31, 2002. This statement had no effect on the Partnership's consolidated financial statement.

           In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this interpretation were effective for the Partnership's December 31, 2002 consolidated financial statements. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This interpretation had no effect on the Partnership's consolidated financial statements.

           In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the interpretation are effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities no later than December 31, 2004. The Partnership does not expect that this interpretation will have an impact on the Partnership's consolidated financial statements.


                                    9 of 19

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

           In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Partnership does not expect that this statement will have an impact on the Partnership's consolidated financial statements.

           Quantitative and Qualitative Disclosures of Market Risk

           The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage note payable at March 31, 2003 is at a fixed rate of interest.

Item 3.    CONTROLS AND PROCEDURES

           The Partnership's principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.


                                    10 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003



PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits:

                  99.1    Supplementary Information Required Pursuant to
                          Section 9.4 of the Partnership Agreement.

                  99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period ended March 31, 2003.






                                    11 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003



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


                                        WINTHROP RESIDENTIAL ASSOCIATES III,
                                        A LIMITED PARTNERSHIP


                                        BY:    TWO WINTHROP PROPERTIES, INC.
                                               Managing General Partner



                                        BY: /s/ Michael L. Ashner
                                            ---------------------
                                            Michael L. Ashner
                                            Chief Executive Officer



                                        BY: /s/ Thomas C. Staples
                                            ---------------------
                                            Thomas C. Staples
                                            Chief Financial Officer

                                            Dated: May 15, 2003



                                    12 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003



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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

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



                                    13 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







Date:   May 15, 2003                            /s/ Michael L. Ashner
                                                -----------------------
                                                Michael L. Ashner
                                                Chief Executive Officer










                                    14 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

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


                                    15 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: May 15, 2003                          /s/ Thomas C. Staples
                                            ------------------------------
                                            Thomas C. Staples
                                            Chief Financial Officer





                                    16 of 19

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


Exhibit Index


      Exhibit                                                     Page No.
      -------                                                     --------

99.1  Supplementary Information Required Pursuant to                 18
      Section 9.4 of the Partnership Agreement.



99.2  Certification Pursuant to Section 906 of the Sarbanes-         19
      Oxley Act of 2002.












                                    17 of 19