Form 10QSB
period 2003-06-30
WINTHROP RESIDENTIAL ASSOCIATES III
filed 2003-08-19
CIK 711418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

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
        (Exact name of small business issuer as specified in its charter)

               Maryland                                  04-2782016
-----------------------------------------  -------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
       incorporation or organization)

7 Bulfinch Place, Suite 500, Boston, MA                  02114-9507
-----------------------------------------  -------------------------------------
(Address of principal executive office)                  (Zip Code)

        Registrant's telephone number, including area code (617) 570-4600
                                                          ---------------


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



                                    1 of 20

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
                                                                                 JUNE 30, 2003             DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                  (UNAUDITED)                  2002
                                                                              ---------------------    ---------------------
Assets

Cash and cash equivalents                                                     $              2,899     $              3,038
Investments in Local Limited Partnerships                                                      301                      365
Other assets                                                                                   234                      133
Real estate (net of accumulated depreciation
      of $3,849 in 2003 and $3,749 in 2002)                                                  1,482                    1,582
                                                                              ---------------------    ---------------------

      Total Assets                                                            $              4,916     $              5,118
                                                                              =====================    =====================

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                                          $               156     $                147
Distributions payable                                                                           54                      108
Mortgage payable                                                                             2,235                    2,273
Accrued interest - subordinated loan payable                                                   120                      114
Subordinated loan payable                                                                      133                      133
                                                                              ---------------------    ---------------------

      Total Liabilities                                                                      2,698                    2,775
                                                                              ---------------------    ---------------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,005 units authorized,
   issued and outstanding                                                                    3,393                    3,509
General Partners' deficit                                                                   (1,175)                  (1,166)
                                                                              ---------------------    ---------------------

         Total Partners' Capital                                                             2,218                    2,343
                                                                              ---------------------    ---------------------

         Total Liabilities and Partners' Capital                               $             4,916     $              5,118
                                                                              =====================    =====================




                See notes to consolidated financial statements.

                                     2 of 20

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                 FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,         JUNE 30,          JUNE 30,          JUNE 30,
                                                                  2003               2002             2003               2002
                                                             ---------------   ---------------  ----------------  ----------------
Income:

    Rental income                                            $          295    $          307    $          596    $          580
    Income from Local Limited Partnership cash distributions              -               125                 -               250
    Equity in losses of Local Limited Partnerships                      (30)              (24)              (32)              (19)
    Interest                                                              8                13                17                26
    Other                                                                21                13                38                22
                                                             ---------------   ---------------  ----------------  ----------------

      Total income                                                      294               434               619               859
                                                             ---------------   ---------------  ----------------  ----------------

Expenses:

    Operating                                                           247               228               445               413
    Interest                                                             45                47                91                94
    Depreciation                                                         50                50               100               100
    General and administrative                                           26                27                54                51
                                                             ---------------   ---------------  ----------------  ----------------

      Total expenses                                                    368               352               690               658
                                                             ---------------   ---------------  ----------------  ----------------

Net (loss) income                                            $          (74)   $           82    $          (71)   $          201
                                                             ===============   ===============  ================  ================

Net (loss) income allocated to General Partners              $           (5)   $            6    $           (5)   $           15
                                                             ===============   ===============  ================  ================

Net (loss) income allocated to Limited Partners              $          (69)   $           76    $          (66)   $          186
                                                             ===============   ===============  ================  ================

Net (loss) income per Unit of Limited Partnership Interest   $        (2.76)   $         3.04    $        (2.64)   $         7.44
                                                             ===============   ===============  ================  ================

Distributions per Unit of Limited Partnership Interest       $         1.00    $         1.00    $         2.00    $         2.00
                                                             ===============   ===============  ================  ================













                See notes to consolidated financial statements.

                                     3 of 20

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003



CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                          UNITS OF
                                           LIMITED              GENERAL                LIMITED                 TOTAL
                                         PARTNERSHIP           PARTNERS'              PARTNERS'              PARTNERS'
                                          INTEREST              DEFICIT                CAPITAL                CAPITAL
                                      ------------------   -------------------    -------------------   ---------------------
Balance - January 1, 2003                        25,005    $           (1,166)    $            3,509    $              2,343

    Net loss                                          -                    (5)                   (66)                    (71)
    Distributions                                     -                    (4)                   (50)                    (54)
                                      ------------------   -------------------    -------------------   ---------------------

Balance - June 30, 2003                          25,005    $           (1,175)    $            3,393    $              2,218
                                      ==================   ===================    ===================   =====================






















                See notes to consolidated financial statements.

                                     4 of 20

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                        FOR THE SIX MONTHS ENDED
                                                                                    JUNE 30,                JUNE 30,
(IN THOUSANDS)                                                                        2003                    2002
                                                                              ---------------------    --------------------
Cash Flows from Operating Activities:

Net (loss) income                                                             $                (71)    $               201
Adjustments to reconcile net (loss) income to net cash used in operating activities:
      Depreciation                                                                             100                     100
      Income from Local Limited Partnership cash distributions                                   -                    (250)
      Equity in losses of Local Limited Partnerships                                            32                      19
      Changes in assets and liabilities:
         (Increase) decrease in other assets                                                  (101)                      5
         Increase (decrease) in accounts payable
           and accrued expenses                                                                  9                    (250)
         Increase in accrued interest payable on
           subordinated loan                                                                     6                       7
                                                                              ---------------------    --------------------

      Net cash used in operating activities                                                    (25)                   (168)
                                                                              ---------------------    --------------------

Cash Flows From Investing Activities:

      Distributions received from Local Limited Partnerships                                    32                     261
                                                                              ---------------------    --------------------

      Cash provided by investing activities                                                     32                     261
                                                                              ---------------------    --------------------

Cash Flows From Financing Activities:

      Mortgage principal payments                                                              (38)                    (36)
      Distributions to partners                                                               (108)                   (108)
                                                                              ---------------------    --------------------

      Cash used in financing activities                                                       (146)                   (144)
                                                                              ---------------------    --------------------

Net decrease in cash and cash equivalents                                                     (139)                    (51)

Cash and cash equivalents, beginning of period                                               3,038                   2,902
                                                                              ---------------------    --------------------

Cash and cash equivalents, end of period                                      $              2,899     $             2,851
                                                                              =====================    ====================

Supplemental Disclosure of Cash Flow Information:

      Interest paid in cash                                                   $                 85     $                87
                                                                              =====================    ====================

Supplemental Disclosure of Non-Cash
      Investing Activities

      Accrued distributions to partners                                       $                 54     $                54
                                                                              =====================    ====================




                 See notes to consolidated financial statements.

                                    5 of 20

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

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

             The results of operations for the six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

2.           CONSOLIDATION

             The accompanying financial statements have been prepared on a consolidated basis, including the accounts of Clear Creek Ltd. All significant intercompany transactions and balances have been eliminated.











                                    6 of 20

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

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

           Liquidity and Capital Resources

           As of June 30, 2003, the Partnership retained an equity interest in five Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in Clear Creek Ltd. ("Clear Creek"), a partnership in which an affiliate of the Partnership's general partner is the managing general partner. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses and mortgage note of Clear Creek, for general and administrative expenses and to make capital contributions and/or loans to any of the Local Limited Partnerships which the managing general partner deems to be in the Partnership's best interest.

           To date, all cash requirements have been satisfied by interest income earned on short-term investments, rental income from Clear Creek and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of June 30, 2003, the Partnership had cash and cash equivalents of $2,899,000 as compared to $3,038,000 at December 31, 2002. The managing general partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. The Partnership did not fund any operating deficits to Local Limited Partnerships during the six months ended June 30, 2003.

           The level of liquidity based on cash and cash equivalents experienced a $139,000 decrease at June 30, 2003 as compared to December 31, 2002. The Partnership's $25,000 of net cash used in operating activities and $146,000 of cash used in financing activities was partially offset by $32,000 of cash provided by investing activities. Cash used in financing activities consisted of $38,000 of mortgage principal payments and $108,000 of distributions to partners. Cash provided by investing activities consisted of $32,000 of distributions received from Local Limited Partnerships. For the six months ended June 30, 2003, the Partnership accrued distributions aggregating $50,000 ($2.00 per unit) to its limited partners and $4,000 to the general partners. The Partnership's present policy is to accrue distributions on a quarterly basis and to pay them on an annual basis.

                                    7 of 20

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

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

           The mortgage note payable encumbering Clear Creek in the amount of $2,235,000 is self amortizing and is payable in monthly installments of approximately $20,000, including interest at 7.5% per annum, through October 2018, the date of maturity. The mortgage is collateralized by the rental property.

           The subordinated loan, in the amount of $133,000, is due to the former general partner of Clear Creek who also manages the property. The subordinated loan accrues interest at 10% and is due upon sale of the property.

           On June 19, 2003, the Partnership solicited the consent of its limited partners to extend the term of the Partnership from December 31, 2003 to December 31, 2034. The requisite consent of limited partners was not obtained on July 31, 2003, the final date on which votes were accepted. Accordingly, the Partnership will be dissolved in accordance with the terms of its Partnership Agreement on December 31, 2003. The General Partner will begin marketing the Partnership's assets for sale. To the extent all of the Partnership's assets are not sold prior to December 31, 2003, such assets will be liquidated in an orderly fashion following dissolution and/or be distributed in kind. In either event, after establishing sufficient reserves, the Partnership will distribute all of its cash upon dissolution. There can be no assurance that the Partnership will be successful in selling its assets or at what the price such assets can be sold.

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

           Results of Operations

           The Partnership's net loss for the six months ended June 30, 2003 was $71,000, as compared to net income of $201,000 for the six months ended June 30, 2002. The decrease is due to a decrease in income of $240,000 and an increase in expenses of $32,000. The decrease in income is due to decreases in income from Local Limited Partnership cash distributions of $250,000, interest income of $9,000 and $32,000 of



                                    8 of 20

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 2003

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

          Results of Operations (Continued)

          equity in losses of Local Limited Partnerships for the six months ended June 30, 2003 as compared to $19,000 of equity in losses of Local Limited Partnerships for the six months ended June 30, 2002, which were partially offset by increases in rental income of $16,000 and other income of $16,000. The increase in rental income is a result of an increase in occupancy at the Clear Creek property. During the six months ended June 30, 2003, the Partnership did not receive any cash distributions from the Local Limited Partnerships. During the six months ended June 30, 2002, the Partnership received $250,000 of cash distributions from Village Square Associates Limited Partnership. The increase in expenses is due to an increase in various operating expenses of $32,000 and an increase in general and administrative expenses of $3,000, which were partially offset by a decrease in interest expense of $3,000.

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


                                    9 of 20

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

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

           In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying that is related to an asset, liability or equity security to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Partnership does not expect that this statement will have an impact on the Partnership's consolidated financial statements.

           In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as




                                    10 of 20

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

           Recently Issued Accounting Standards (Continued)

           a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership does not expect that this statement will have an impact on the Partnership's consolidated financial statements.

           Quantitative and Qualitative Disclosures of Market Risk

           The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage note payable at June 30, 2003 is at a fixed rate of interest.

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








                                    11 of 20

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003


PART II -  OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           On June 19, 2003, the Partnership solicited the consent of its limited partners to extend the term of the Partnership from December 31, 2003 to December 31, 2034. The requisite consent of limited partners was not obtained on July 31, 2003, the final date on which votes were accepted.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Exhibits:

                31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                99.1 Supplementary Information Required Pursuant to Section 9.4
                     of the Partnership Agreement.

            (b)  Reports on Form 8-K:

                 No reports on Form 8-K were filed during the period ended June 30, 2003.




















                                    12 of 20

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

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


                                       WINTHROP RESIDENTIAL ASSOCIATES III,
                                       A LIMITED PARTNERSHIP


                                       BY: TWO WINTHROP PROPERTIES, INC.
                                           Managing General Partner



                                       BY: /s/ Michael L. Ashner
                                           ---------------------------------
                                           Michael L. Ashner
                                           Chief Executive Officer



                                       BY: /s/ Thomas C. Staples
                                           ---------------------------------
                                           Thomas C. Staples
                                           Chief Financial Officer


                                           Dated: August 19, 2003





                                    13 of 20

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

Exhibit Index

         Exhibits                                                       Page No.
         --------                                                       --------

31       Certifications Pursuant to Section 302 of the                   15 - 18
         Sarbanes-Oxley Act of 2002.

32       Certification Pursuant to Section 906 of the Sarbanes-             19
         Oxley Act of 2002.

99.1     Supplementary Information Required Pursuant to                     20
         Section 9.4 of the Partnership Agreement.




                                    14 of 20