Form 10QSB
period 2003-09-30
WINTHROP RESIDENTIAL ASSOCIATES III
filed 2003-11-14
CIK 711418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               ------------------

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


                                     1 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS                                         SEPTEMBER 30,
                                                                        2003         DECEMBER 31,
(In Thousands, Except Unit Data)                                     (UNAUDITED)         2002
                                                                 ----------------   --------------
Assets
------
Cash and cash equivalents                                          $       2,895     $       3,038
Investments in Local Limited Partnerships                                    205               365
Other assets                                                                 236               133
Real estate (net of accumulated depreciation
      of $3,899 in 2003 and $3,749 in 2002)                                1,432             1,582
                                                                   --------------    --------------

      Total Assets                                                 $       4,768     $       5,118
                                                                   ==============    ==============

Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accounts payable and accrued expenses                               $        156     $         147
Distributions payable                                                         81               108
Mortgage payable                                                           2,216             2,273
Accrued interest - subordinated loan payable                                 123               114
Subordinated loan payable                                                    133               133
                                                                   --------------    --------------

      Total Liabilities                                                    2,709             2,775
                                                                   --------------    --------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,005 units authorized,
   issued and outstanding                                                  3,246             3,509
General Partners' deficit                                                 (1,187)           (1,166)
                                                                   --------------    --------------

         Total Partners' Capital                                           2,059             2,343
                                                                   --------------    --------------

         Total Liabilities and Partners' Capital                    $      4,768     $       5,118
                                                                   ==============    ==============


                 See notes to consolidated financial statements.

                                     2 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                   FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,    SEPTEMBER 30,
                                                                    2003                2002              2003             2002
                                                                --------------    --------------      --------------  --------------
Income:
    Rental income                                               $         303     $         310       $        899    $         890
    Income from Local Limited Partnership cash distributions                -                 -                  -              250
    Equity in losses of Local Limited Partnerships                        (71)              (37)              (103)             (56)
    Interest                                                                6                12                 23               38
    Other                                                                  21                10                 59               32
                                                                --------------    --------------      --------------  --------------
      Total income                                                        259               295                878            1,154
                                                                --------------    --------------      --------------  --------------
Expenses:

    Operating                                                             228               200                673              613
    Interest                                                               45                46                136              140
    Depreciation                                                           50                50                150              150
    General and administrative                                             68                26                122               77
                                                                --------------    --------------      --------------  --------------
      Total expenses                                                      391               322              1,081              980
                                                                --------------    --------------      --------------  --------------
Net (loss) income                                               $        (132)    $         (27)      $       (203)   $         174
                                                                ==============    ==============      ==============  ==============
Net (loss) income allocated to General Partners                 $         (10)    $          (2)      $        (15)   $          13
                                                                ==============    ==============      ==============  ==============
Net (loss) income allocated to Limited Partners                 $        (122)    $         (25)      $       (188)   $         161
                                                                ==============    ==============      ==============  ==============
Net (loss) income per Unit of Limited Partnership Interest      $       (4.88)    $       (1.00)      $      (7.52)   $        6.44
                                                                ==============    ==============      ==============  ==============
Distributions per Unit of Limited Partnership Interest          $        1.00     $        1.00       $       3.00    $        3.00
                                                                ==============    ==============      ==============  ==============


                 See notes to consolidated financial statements.

                                     3 of 13

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
          ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                                  UNITS OF
                                                  LIMITED           GENERAL              LIMITED             TOTAL
                                                PARTNERSHIP        PARTNERS'            PARTNERS'          PARTNERS'
                                                  INTEREST          DEFICIT              CAPITAL            CAPITAL
                                                -----------      -------------       -------------      --------------

Balance - January 1, 2003                          25,005         $    (1,166)        $     3,509        $      2,343

    Net loss                                            -                 (15)              (188)                (203)
    Distributions                                       -                  (6)               (75)                 (81)
                                                -----------      -------------       -------------      --------------
Balance - September 30, 2003                       25,005         $    (1,187)        $     3,246        $      2,059
                                                ===========      =============       =============      ==============



                 See notes to consolidated financial statements.

                                    4 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    FOR THE NINE MONTHS ENDED
                                                                             SEPTEMBER 30,            SEPTEMBER 30,
(In Thousands)                                                                    2003                     2002
                                                                            --------------           --------------
Cash Flows from Operating Activities:
Net (loss) income                                                           $        (203)           $         174
Adjustments to reconcile net (loss) income to net cash used in operating activities:
      Depreciation                                                                    150                      150
      Income from Local Limited Partnership cash distributions                          -                     (250)
      Equity in losses of Local Limited Partnerships                                  103                       56
      Changes in assets and liabilities:
         Increase in other assets                                                    (103)                     (23)
         Increase (decrease) in accounts payable
            and accrued expenses                                                        9                     (248)
         Increase in accrued interest payable on subordinated loan                      9                       10
                                                                            --------------           --------------
      Net cash used in operating activities                                           (35)                    (131)
                                                                            --------------           --------------
Cash Flows From Investing Activities:

      Distributions received from Local Limited Partnerships                           57                      261
                                                                            --------------           --------------
      Cash provided by investing activities                                            57                      261
                                                                            --------------           --------------
Cash Flows From Financing Activities:

      Mortgage principal payments                                                     (57)                     (54)
      Distributions to partners                                                      (108)                    (108)
                                                                            --------------           --------------
      Cash used in financing activities                                              (165)                    (162)
                                                                            --------------           --------------
Net decrease in cash and cash equivalents                                            (143)                     (32)

Cash and cash equivalents, beginning of period                                      3,038                    2,902
                                                                            --------------           --------------
Cash and cash equivalents, end of period                                    $       2,895            $       2,870
                                                                            ==============           ==============
Supplemental Disclosure of Cash Flow Information

      Interest paid in cash                                                 $         127            $         130
                                                                            ==============           ==============
Supplemental Disclosure of Non-Cash
      Financing Activities

      Accrued distributions to partners                                     $          81            $          81
                                                                            ==============           ==============


                 See notes to consolidated financial statements.

                                     5 of 13

          WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


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

        The results of operations for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

2.      CONSOLIDATION

        The accompanying financial statements have been prepared on a consolidated basis, including the accounts of Clear Creek Ltd. All significant intercompany transactions and balances have been eliminated.

3.      PARTNERSHIP MATTERS

        On June 19, 2003, the Partnership solicited the consent of its limited partners to extend the term of the Partnership from December 31, 2003 to December 31, 2034. The requisite consent of limited partners was not obtained on July 31, 2003, the final date on which votes were accepted. Accordingly, the Partnership will be dissolved in accordance with the terms of its Partnership Agreement on December 31, 2003. The General Partner is marketing the Partnership's assets for sale. It is not expected that the Partnership's assets will be sold prior to December 31, 2003. Accordingly, the General Partner will, pursuant to the terms of the Partnership's partnership agreement liquidate in an orderly fashion the assets of the Partnership. As indicated in the Consent Solicitation Statement pursuant to which the vote of limited partners was sought to extend the term, the nature of the Partnership's assets are limited partnership interests in the Local Limited Partnerships. Accordingly, any potential purchaser of the Partnership's assets will not be acquiring the underlying real property but a limited partnership interest in the property owner. Further, because the Partnership does not have the ability to force a sale of the underlying properties, it is expected that any potential purchaser of the Partnership's interest will request a significant non-control discount. In the event the Partnership is unable to liquidate its assets, it may seek the consent of the general partners of the Local Limited Partnerships to enable the Partnership to make a distribution in kind which will transfer to the Partnership's limited partners their pro rata interest in the Local Limited Partnerships, thereby making the Partnership's limited partners direct limited partners in each Local Limited Partnership. There can be no assurance that the Partnership will be successful in selling its assets or at what the price such assets can be sold.

                                     6 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------



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

        Liquidity and Capital Resources
        -------------------------------

        As of September 30, 2003, the Partnership retained an equity interest in five Local Limited Partnerships, each of which owns a single apartment complex. The Partnership also owns an 88.5% interest in Clear Creek Ltd. ("Clear Creek"), a partnership in which an affiliate of the Partnership's general partner is the managing general partner. The Partnership's primary sources of income are distributions from the Local Limited Partnerships and rental income from Clear Creek Apartments. The Partnership requires cash to pay the operating expenses and mortgage note of Clear Creek, for general and administrative expenses and to make capital contributions and/or loans to any of the Local Limited Partnerships which the managing general partner deems to be in the Partnership's best interest.

        On June 19, 2003, the Partnership solicited the consent of its limited partners to extend the term of the Partnership from December 31, 2003 to December 31, 2034. The requisite consent of limited partners was not obtained on July 31, 2003, the final date on which votes were accepted. Accordingly, the Partnership will be dissolved in accordance with the terms of its Partnership Agreement on December 31, 2003. The General Partner is marketing the Partnership's assets for sale. It is not expected that the Partnership's assets will be sold prior to December 31, 2003. Accordingly, the General Partner will, pursuant to the terms of the Partnership's partnership agreement liquidate in an orderly fashion the assets of the Partnership. As indicated in the Consent Solicitation Statement pursuant to which the vote of limited partners was sought to extend the term, the nature of the Partnership's assets are limited partnership interests in the Local Limited Partnerships. Accordingly, any potential purchaser of the Partnership's assets will not be acquiring the underlying real property but a limited partnership interest in the property owner. Further, because the Partnership does not have the ability to force a sale of the underlying properties, it is expected that any potential purchaser of the Partnership's interest will request a significant non-control discount. In the event the Partnership is unable to liquidate its assets, it may seek the consent of the general partners of the Local Limited Partnerships to enable the Partnership to make a distribution in kind which will transfer to the Partnership's limited partners their pro rata interest in the Local Limited Partnerships, thereby making the Partnership's limited partners direct limited partners in each Local Limited Partnership. There can be no assurance that the Partnership will be successful in selling its assets or at what the price such assets can be sold.

                                     7 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
        ---------------------------------------------------------------------

        Liquidity and Capital Resources (Continued)
        -------------------------------------------

        To date, all cash requirements have been satisfied by interest income earned on short-term investments, rental income from Clear Creek and cash distributed to the Partnership by the Local Limited Partnerships. If the Partnership funds any operating deficits, it will use monies from its operating reserves. As of September 30, 2003, the Partnership had cash and cash equivalents of $2,895,000 as compared to $3,038,000 at December 31, 2002. The managing general partner's current policy is to maintain a reserve balance sufficient to provide the Partnership the flexibility to preserve its economic interest in the Local Limited Partnerships. Therefore, a lack of cash distributed by the Local Limited Partnerships to the Partnership in the future should not deplete the reserves, though it may restrict the Partnership from making distributions. The Partnership did not fund any operating deficits to Local Limited Partnerships during the nine months ended September 30, 2003.

        The level of liquidity based on cash and cash equivalents experienced a $143,000 decrease at September 30, 2003 as compared to December 31, 2002. The Partnership's $35,000 of net cash used in operating activities and $165,000 of cash used in financing activities was partially offset by $57,000 of cash provided by investing activities. Cash used in financing activities consisted of $57,000 of mortgage principal payments and $108,000 of distributions to partners. Cash provided by investing activities consisted of $57,000 of distributions received from Local Limited Partnerships. For the nine months ended September 30, 2003, the Partnership accrued distributions aggregating $75,000 ($3.00 per unit) to its limited partners and $6,000 to the general partners. The Partnership's present policy is to accrue distributions on a quarterly basis and to pay them on an annual basis.

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

        The mortgage note payable encumbering Clear Creek in the amount of $2,216,000 is self amortizing and is payable in monthly installments of approximately $20,000, including interest at 7.5% per annum, through October 2018, the date of maturity. The mortgage is collateralized by the rental property.

        The subordinated loan, in the amount of $133,000, is due to the former general partner of Clear Creek who also manages the property. The subordinated loan accrues interest at 10% and is due upon sale of the property.

                                     8 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

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

        Results of Operations
        ---------------------

        The Partnership's net loss for the nine months ended September 30, 2003 was $203,000, as compared to net income of $174,000 for the nine months ended September 30, 2002. The decrease is due to a decrease in income of $276,000 and an increase in expenses of $101,000. The decrease in income is due to decreases in income from Local Limited Partnership of $250,000, interest income of $15,000 and $103,000 of equity in losses of Local Limited Partnerships for the nine months ended September 30, 2003 as compared to $56,000 of equity in losses of Local Limited Partnerships for the nine months ended September 30, 2002, which were partially offset by increases in rental income of $9,000 and other income of $27,000. The increase in expenses is due to an increase in various operating expenses of $60,000 and an increase in general and administrative expenses of $45,000, which were partially offset by a decrease in interest expense of $4,000. The increase in general and administrative expenses primarily relates to expenses incurred in connection with the Partnership's attempt to solicit the consent of its limited partners to extend the term of the Partnership.

        Recently Issued Accounting Standards
        ------------------------------------

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

                                    9 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

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

        In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying that is related to an asset, liability or equity security to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. This statement had no effect on the Partnership's consolidated financial statements.

                                    10 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OR PLAN OF OPERATION (CONTINUED)

        Recently Issued Accounting Standards (Continued)
        ------------------------------------------------

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement had no effect on the Partnership's consolidated financial statements.

        Quantitative and Qualitative Disclosures of Market Risk
        -------------------------------------------------------

        The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage note payable at September 30, 2003 is at a fixed rate of interest.

ITEM 3. CONTROLS AND PROCEDURES
        -----------------------

        The Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

        There have not been any changes in the Partnership's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    11 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

PART II - OTHER INFORMATION
---------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ----------------------------------------------------

        On June 19, 2003, the Partnership solicited the consent of its limited partners to extend the term of the Partnership from December 31, 2003 to December 31, 2034. Limited partners were required to return their ballots by no later than July 31, 2003. At July 31, 2003, the Partnership had received 9,583 votes "for," 4,816 votes "against" and 396 "abstentions" on this matter. As a result of the failure of majority in interest of the limited partners to vote "for" the proposal, the proposal was not approved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        ---------------------------------

        (a)    Exhibits:

               Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index

        (b)    Reports on Form 8-K:

               No reports on Form 8-K were filed during the period ended September 30, 2003.







                                    12 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


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


                                      WINTHROP RESIDENTIAL ASSOCIATES III,
                                      A LIMITED PARTNERSHIP


                                      BY: TWO WINTHROP PROPERTIES, INC.
                                          Managing General Partner



                                      BY: /s/ Michael L. Ashner
                                          --------------------------------------
                                          Michael L. Ashner
                                          Chief Executive Officer



                                      BY: /s/ Thomas C. Staples
                                          --------------------------------------
                                          Thomas C. Staples
                                          Chief Financial Officer

                                          Dated:     November 13, 2003



                                    13 of 13

           WINTHROP RESIDENTIAL ASSOCIATES III, A LIMITED PARTNERSHIP
           ----------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


Exhibit Index


  Exhibits
  --------


  31.1 Chief Executive Officer's Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 1302.

  31.2 Chief Financial Officer's Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 1302.


  32 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 1302.

  99.1 Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.